Form 10-K
period 2022-07-31
Tofla Megaline Inc.
filed 2022-10-31
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended July 31, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from __________ to __________

Commission file number 333-260430

TOFLA MEGALINE INC.

(Exact name of registrant as specified in its charter)

NV	37-1911358	7372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Manzanillo 33. Local E, Col. Roma Norte Mexico, Mexico, 06700 234 901 8927 Phone: +52- 5541607366 Email: principal@tofla.top
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates , as of the last business day of the fiscal year, July 31, 2022: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,738,301 common shares issued and outstanding as of October 31, 2022.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

In General

Tofla Megaline was incorporated in the state of Nevada on August 31, 2018. Tofla Megaline has only one officer and director who is Rodolfo Guerrero Angulo. We are a development stage Company and operate in the business of software development for robotic devices. We plan to provide easy-to-use, high quality and cost-effective automation AI solutions. Tofla Megaline will be focusing on both stand-alone and integrated solutions in order to cover a broader selection of services, especially in the surveillance area. Using autonomous robotic units as a means of surveillance is a new tendency all over the globe. Robotic units can be used for patrolling warehouses, malls, backyards, office areas and buildings etc. Our focus is going to be developing specialized software for the units that will cover all the necessary functionality for surveillance and data transfer. We intend to engage in business activity, however, there is no assurance that we will be successful in developing our marketable product.

We intend to design and operate our systems as a solution to be integrated with already existing control equipment and security systems, or separately as standalone versions. We are also planning to extend the diversity of our products and develop software for service industry, like delivery services or health care. Our initial steps will be developing software which is easily integrated into existing security and video surveillance systems as well as custom solutions in addition to existing surveillance systems. We also consider developing software which can be programmed to move in a given direction for long distances, make time reminders, respond to voices, recognize and complete commands.

Software Description

Robotic units using Tofla’s intended software are going to be programmed to follow specific routes while recording current situation with built-in cameras and analyzing it. Inner systems will use infrared lighting to allow the camera to take the picture at any time of the day and sensitive microphones for the most accurate recording of all sounds. Visual and audio data will be streamed to responsible personnel in real time and also recorded for storage at a remote server. The units will be able to detect security violations and send notifications or pursue trespassers in order to identify and gather their parameters which may then be used for law enforcement purposes. The units will be capable of giving warnings using light and audio.

Tofla software will enable robots to operate both indoors and outdoors on different surfaces. Such robots may be easily stored at any location when not needed. However, their main focus will be patrolling shopping centers, supermarkets, parking lots, large Company offices, educational institutions, warehouses, private property and other locations. Depending on customers’ requirements we are planning to install additional functions and tune the standard ones.

Potential clients

We plan to offer our product to owners of big spaces such as parking lots, shopping malls, factories, corporate facilities, warehouses, restricted areas, private areas, airports, stations, educational and state institutions.

Marketing

We believe that the key marketing strategy for our type of business is online marketing. We plan to advertise our Company on the Internet via Google AdWords and Yahoo Ad Manager technologies using several online marketing strategies to attract users to our promotional website. It is going to contain information about the software we will develop, its applicable features, advantages and contact information. Tofla Megaline is also going to create and maintain profiles in social networking websites like Twitter, Facebook and Instagram.

We intend to maintain an extensive marketing campaign that will ensure maximum visibility for the business in its target market. We plan to sell our software through direct emails, phone calls, business meetings and corporate presentations as well. Our sole officer and director, Rodolfo Guerrero Angulo, will be responsible for marketing of our product. Even if we are able to obtain sufficient number of customers to buy our software, there is no guarantee that it will cover our costs and that we will be able to retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue it would materially affect our financial condition and our business could be harmed. We will rely heavily on our clients recommending our technology to others in our target market.

Competition

Software development market is rapidly growing day by day and there is a big number of companies operating in this domain. Our key feature is developing software for security purposes, ranging from surveillance and transferring visual data to a remote server to pursuing potential trespassers. Entry level barriers of the industry are relatively low and accessible which leads to an extremely high level of competition. We believe there are not too many developers of security software in Mexico and there is a niche to be occupied. We intend to focus and attend to individual needs of each of our potential clients.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a development stage Company and currently have 1 (one) employee who is Rodolfo Guerrero Angulo, our sole officer and director. We may hire employees on an as needed basis following the process of implementing our business plan.

Offices

Our business office is located at Manzanillo 33. Local E, Mexico, Col. Roma Nort, Mexico, 06700. This office space is provided by our President for the company's needs at no cost. There is no formal rent agreement. Our telephone number is +525541607366.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting him involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•are approved by FINRA;

•who agree to become a market maker in the security; and

•who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange.

In order for a security to be eligible for quotation by a market maker, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Mr. Angulo, our President acts as our principal financial and accounting officer.

We are seeking a market maker to submit an application for quotation to FINRA, though we have not yet identified a market maker to file such application. We can provide no assurance that we will be able to identify a market maker to submit an application to FINRA, that our common stock will be traded on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange or, if traded, that a public market will materialize.

HOLDERS

As of October 31, 2022, the Company had 4,738,301 issued and outstanding shares of common stock were held by a total of 10 shareholders of record including 4,500,000 to the director of Company.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 20, 2021 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

During August 2022 the Company issued 40,834 shares of common stock for cash proceeds of $1,225 at $0.03 per share.

During September 2022 the Company issued 29,333 shares of common stock for cash proceeds of $880 at $0.03 per share .

During October 2022 the Company issued 168,134 shares of common stock for cash proceeds of $5,044 at $0.03 per share.

There were 4,738,301 shares of common stock issued and outstanding as of October 31, 2022.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended July 31, 2022 and 2021:

Revenue

During the year ended July 31, 2022 and the year ended July 31, 2021, we generated $4,050 and $0, of revenue respectively.

Operating expenses

Total operating expenses for the year ended July 31, 2022 and 2021 were $26,481 and $1,073, respectively. The operating expenses for the year ended July 31, 2022 and 2021 included General and Administrative expenses of $22,494 comprised mostly of accounting  and audit fees and $1,073; Amortization Expense of $2,197 and $0; and Server Rental of $5,840 and $0, respectively.

Net Loss

Our net loss for the year ended July 31, 2022, and 2021 was $26,481and $1,073, respectively.

Liquidity and Capital Resources and Cash Requirements

As of July 31, 2022, the Company had cash of $436 ($4,100 as of July 31, 2021). Furthermore, the Company had a negative working capital of $39,188 and working capital $1,421 as of July 31, 2021.

During the year ended July 31, 2022, the Company used $23,753 of cash in operating activities due to its net loss $26,481 and Prepaid Expense of $531 and Accumulated Amortization of $2,197. During the year ended July 31, 2021, the Company used $4,524 of cash in operating activities.

During the year ended July 31, 2022 and 2021, the Company used $16,325 and $0 of cash in investing activities, respectively.

During the year ended July 31, 2022 and 2021, the Company generated $36,414 and $8,624 of cash in financing activities, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TOFLA MEGALINE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tofla Megaline

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofla Megaline as of July 31, 2022 and 2021 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Tofla Megaline as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Tofla Megaline in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Tofla Megaline is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Tofla Megaline's auditor since 2021.

Midvale, Utah

October 31, 2022

TOFLA MEGALINE

BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
Current Assets
Cash	$436	$4,100
Prepaid Expense	2,920	3,451
Total Current Assets	3,356	7,551

Intangible Assets, Net	14,128	-

TOTAL ASSETS	$17,484	$7,551

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Director's Loan	$42,544	$6,130
Total Current Liabilities	42,544	6,130
Total Liabilities	42,544	6,130
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,500,000 shares issued and outstanding as of July 31, 2022 and July 31, 2021	4,500	4,500
Accumulated Deficit	(29,560)	(3,079)
Total Stockholders’ Equity (Deficit)	(25,060)	1,421
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$17,484	$7,551

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE

STATEMENT OF OPERATIONS

	Year Ended July 31, 2022	Year Ended July 31, 2021

Revenues	$4,050	$-

Operating Expenses
General and administrative expenses	22,494	1,073
Amortization Expense	2,197	-
Server rental	5,840	-
Total Operating Expenses	(30,531)	1,073
Net loss from operations	(26,481)	(1,073)
Provision for income taxes	-	-
Net loss	$(26,481)	$(1,073)

Loss per common share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,500,000	887,671

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2020	-	$-	$-	$(2,006)	$(2,006)

Common shares issued for cash at $0.001	4,500,000	$4,500	$-	-	4,500
Net loss for the period	-	-	-	(1,073)	(1,073)
Balance as of July 31, 2021	4,500,000	4,500	-	(3,079)	1,421

Net loss for the period	-	-	-	(26,481)	(26,481)
Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE

STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2022	Year Ended July 31, 2021
OPERATING ACTIVITIES
Net Income	$(26,481)	$(1,073)
Adjustments to reconcile Net Income to net cash provided by operations:
Accumulated Amortization	2,197	-
Changes in operating assets and liabilities:
Prepaid Expense	531	(3,451)
Cash Flows used in Operating Activities	(23,753)	(4,524)

INVESTING ACTIVITIES
Purchase of intangible assets	(16,325)	-
Cash Flows (used in) provided by Investing Activities	(16,325)	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	4,500
Proceeds from related party loan	36,414	4,124
Cash Flows provided by Financing Activities	36,414	8,624

Net increase (decrease) in cash	(3,664)	4,100
Cash at beginning of period	4,100	-
Cash at end of period	$436	$4,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TOFLA MEGALINE (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are development stage Company and intend to commence operations in the business of developing the software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $26,481 and $1,073 and for the years ended July 31, 2022 and 2021, respectively. The Company has incurred a loss since Inception (August 31, 2018) resulting in an accumulated deficit of $29,560 as of July 31, 2022 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in US dollars and the Company has adopted a July 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company's loan from shareholder approximates fair value due to their short-term maturity.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

During the year ended July 31, 2022 the Company capitalized website development costs of $6,325, which is being amortized over a 3 year life, and recognized $1,780 worth of amortization expense. The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of July 31, 2022, the software was amortized in the amount of $417. The Company expects to recognize amortization expense of $5,442 annually for the next two fiscal years and $3,244 of amortization expense in the fiscal year ending July 31, 2025.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s revenues are recognized at a point-in-time as ownership of software (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. As of July 31, 2022 and 2021, the Company's revenue was $4,050 and $0, respectively.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company’s financial reporting.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On May 20, 2021 the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500 to a related party (see NOTE 5).

As of July 31, 2022 and 2021, the Company had 4,500,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities.

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. The Company’s CEO and sole director had advanced the Company $42,544 and $6,130 as of July 31, 2022 and 2021, respectively under the Loan Agreement, of which $36,414 and $4,124 was advanced during the years ended July 31, 2022 and 2021, respectively.

On May 20, 2021, the Company sold 4,500,000 shares of common stock at a price of $0.001 per share to its director (see NOTE 4).

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. As of July 31, 2022 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of July 31, 2022.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to July 31, 2022 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2022 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During August 2022 the Company issued 40,834 shares of common stock for cash proceeds of $1,225 at $0.03 per share.

During September 2022 the Company issued 29,333 shares of common stock for cash proceeds of $880 at $0.03 per share.

During October 2022 the Company issued 168,134 shares of common stock for cash proceeds of $5,044 at $0.03 per share.

Also, subsequent to Jily 31, 2022 the Company’s sole director advanced to the Company $4,200 for the Сompany's operating expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.We do not have appropriate segregation of duties – The Company has only one employee therefore no reviews are in place to ensure adequate finanicial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3. We do not have adequate accounting resources – The Company has only one employee, therefore we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules.

4.We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Rodolfo Guerrero Angulo	51	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Rodolfo Guerrero Angulo

Rodolfo Guerrero Angulo has acted as our President, Treasurer, Secretary and sole Director since we incorporated on August 31, 2018. Mr. Angulo owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Angulo was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Between 2011 and 2018, Mr. Angulo worked as IT project manager in real estate sector for Afkal Develop (Leon, Mexico). Mr. Angulo’s responsibilities included managing the Company’s projects and he was responsible for programming and extensions for project teams. In 2006, Mr. Angulo decided to change his field of work and started working as a freelance IT manager for a small firm in Leon, Mexico, where he worked until 2011. Between 1996 and 2005, Mr. Angulo worked in the area of car dealership called Leonveh ltd. in Leon, Mexico. Mr. Angulo studied at University of Leon in Leon, Mexico from 1989 to 1995 and he did not graduate. Mr. Angulo prioritized experience in business over education. This enabled him to obtain more experience sooner and start new business with additional knowledge.

During the past ten years, Mr. Angulo has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Angulo was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Angulo’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated,

of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Rodolfo Guerrero Angulo, who does not qualify as an independent director. Our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years July 31, 2022 and 2021:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2022 and 2021:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2022	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Rodolfo Guerrero Angulo	4,000,000	100%

Item 13. Certain Relationships and Related Transactions

On May 20, 2021, we issued a total of 4,500,000 shares of common stock to Rodolfo Guerrero Angulo, our sole officer and director in consideration of $4,500. Further, effective August 31, 2018, Mr. Angulo formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and is has no fixed due date, therefore is considered due on demand. As of April 30, 2022, Mr. Angulo has advanced to us $32,544. There is no due date for the repayment of the funds advanced by Mr. Angulo. Rodolfo Guerrero Angulo will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Angulo does not bear interest.

On April 20, 2022, Mr. Angulo formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under another $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. As of July 31, 2022 no amounts are outstanding for this second Loan Agreement.

Also, subsequent to July 31, 2022 the Company's sole director advanced to the  Company $4,200 for the Company’s operating expenses.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended July 31, 2022 and 2021 for professional services rendered by Mac Accounting Group, LLP, the independent auditor:

Fees	2022	2021
Audit Fees	$15,900	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$15,900	$10,000

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE CORPORATION

Date: October 31, 2022	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)