Form 10-Q
period 2022-10-31
Tofla Megaline Inc.
filed 2022-12-12
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-260430

TOFLA MEGALINE INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1911358	7372
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Manzanillo 33. Local E, Col. Roma Norte Mexico, Mexico, 06700 234 901 8927 Phone: +52 5541607366 Email: principal@tofla.top
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,106,102 common shares issued and outstanding as of December 12, 2022.

TOFLA MEGALINE

FORM 10-Q

Quarterly Period Ended October 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Tofla Megaline (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

TOFLA MEGALINE

CONDENSED BALANCE SHEETS

	October 31, 2022 (Unaudited)	July 31, 2022

ASSETS
Current Assets
Cash	$2,380	$436
Prepaid Expense	5,730	2,920
Total Current Assets	8,110	3,356

Intangible Assets, Net	12,767	14,128

TOTAL ASSETS	$20,877	$17,484

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Director's Loan	$42,754	$42,544
Total Current Liabilities	42,754	42,544
Total Liabilities	42,754	42,544
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,738,301 and 4,500,000 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	4,738	4,500
Additional Paid-in Capital	6,911	-
Accumulated Deficit	(33,526)	(29,560)
Total Stockholders’ Equity (Deficit)	(21,877)	(25,060)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$20,877	$17,484

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2022	Three months ended October 31, 2021
Revenues	$3,100	$-

Operating Expenses
General and administrative expenses	3,516	11,200
Amortization Expense	1,360	200
Server rental	2,190	-
Total Operating Expenses	7,066	11,400
Net loss from operations	(3,966)	(11,400)
Provision for income taxes	-	-
Net loss	$(3,966)	$(11,400)

Loss per common share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,585,788	4,500,000

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2021	4,500,000	$4,500	$-	$(3,079)	$1,421

Net loss for the period	-	-	-	(11,400)	(11,400)
Balance as of October 31, 2021	4,500,000	$4,500	$-	$(14,479)	$(9,979)

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)
Balance as of October 31, 2022	4,738,301	$4,738	$6,911	$(33,526)	$(21,877)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2022	Three months ended October 31, 2021
OPERATING ACTIVITIES
Net Income	$(3,966)	$(11,400)
Adjustments to reconcile Net Income to net cash provided by operations:
Accumulated Amortization	1,361	200
Changes in operating assets and liabilities:
Prepaid Expense	(2,810)	(477)
Cash Flows used in Operating Activities	(5,415)	(11,677)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(2,940)
Cash Flows (used in) provided by Investing Activities	-	(2,940)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	7,149	10,717
Payments on related party loan	(3,100)	-
Proceeds from related party loan	3,310	-
Cash Flows provided by Financing Activities	7,359	10,717

Net cash increase (decrease) for period	1,944	(3,900)
Cash at beginning of period	436	4,100
Cash at end of period	$2,380	$200

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Prepaid assets reclassified to intangible assets	$-	$3,385

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TOFLA MEGALINE (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are development stage Company and intend to commence operations in the business of developing the software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $3,966 for the three months ended October 31, 2022. The Company has incurred a loss since Inception (August 31, 2018) resulting in an accumulated deficit of $33,526 as of October 31, 2022 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the July 31, 2022 audited financial statements and notes thereto.

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

As of October 31, 2022 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life, and recognized $2,308 worth of amortization expense. The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of October 31, 2022, the software was amortized in the amount of $1,250. The Company expects to recognize amortization expense of $5,442 annually for the next two fiscal years and $3,244 of amortization expense in the fiscal year ending July 31, 2025.

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

The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the three months ended October 31, 2022 and 2021, the Company's revenue was $3,100 and $0, respectively. As of October 31, 2022 and July 31, 2022 the Company had no deferred revenue.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company’s financial reporting.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During August 2022 the Company issued 40,834 shares of common stock for cash proceeds of $1,225 at $0.03 per share.

During September 2022 the Company issued 29,333 shares of common stock for cash proceeds of $880 at $0.03 per share.

During October 2022 the Company issued 168,134 shares of common stock for cash proceeds of $5,044 at $0.03 per share.

As of October 31, 2022 and July 31, 2022, the Company had 4,738,301 and 4,500,000 shares issued and outstanding, respectively.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. The Company’s CEO and sole director had advanced the Company $42,754 as of October 31, 2022 under the Loan Agreement, of which $3,310 was advanced during the three months ended October 31, 2022 and $3,100 was repaid.

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. As of October 31, 2022 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of October 31, 2022.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to October 31, 2022 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2022 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During November 2022 the Company issued 328,401 shares of common stock for cash proceeds of $9,852 at $0.03 per share.

On December 2, 2022, the Company issued 39,400 shares of common stock for cash proceeds of $1,182 at $0.03 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three months ended October 31, 2022 and 2021:

Revenue

During the three months ended October 31, 2022 and 2021, we generated $3,100 and $0, of revenue respectively.

Operating expenses

Total operating expenses for the three months ended October 31, 2022 and 2021 were $7,066 and $11,400, respectively. The operating expenses for the three months ended October 31, 2022 and 2021 included General and Administrative expenses of $3,516 and $11,200; Amortization Expense of $1,360 and $200; and Server Rental of $2,190 and $0, respectively.

Net Loss

Our net loss for the three months ended October 31, 2022, and 2021 was $3,966 and $11,400, respectively.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2022, the Company had cash of $2,380 ($436 as of July 31, 2022). Furthermore, the Company had a negative working capital of $34,644 as of October 31, 2022.

During the three months ended October 31, 2022, the Company used $5,415 of cash in operating activities due to its net loss $3,966 and increase in Prepaid Expense of $2,810, offset by Accumulated Amortization of $1,361.

During the three months ended October 31, 2021, the Company used $11,677 of cash in operating activities due to its net loss $11,400 and increase in Prepaid Expense of $477, offset by Accumulated Amortization of $200.

During the three months ended October 31, 2022 and 2021, the Company used $0 and $2,940 of cash in investing activities, respectively.

During the three months ended October 31, 2022 and 2021, the Company generated $7,359 and $10,717 of cash in financing activities, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending October 31, 2022, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE CORPORATION

Date: December 12, 2022	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)