Form 10-Q
period 2023-01-31
Tofla Megaline Inc.
filed 2023-03-16
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of March 16, 2023.

TOFLA MEGALINE INC.

FORM 10-Q

Quarterly Period Ended January 31, 2023

Item 6.	Exhibits	19

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Tofla Megaline Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	January 31, 2023 (Unaudited)	July 31, 2022

ASSETS
Current Assets
Cash	$1,460	$436
Prepaid Expense	1,936	2,920
Total Current Assets	3,396	3,356

Intangible Assets, Net	33,046	14,128

TOTAL ASSETS	$36,442	$17,484

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$169	$-
Director's Loan	45,301	42,544
Total Current Liabilities	45,470	42,544
Total Liabilities	45,470	42,544
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 and 4,500,000 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	5,352	4,500
Additional Paid-in Capital	24,709	-
Accumulated Deficit	(39,089)	(29,560)
Total Stockholders’ Equity (Deficit)	(9,028)	(25,060)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$36,442	$17,484

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2023	Three months ended January 31, 2022	Six months ended January 31, 2023	Six months ended January 31, 2022
Revenues	$3,850	$-	$6,950	$-

Operating Expenses
General and Administrative Expenses	3,398	3,336	6,913	14,536
Amortization Expense	2,221	526	3,582	726
Server Rental	3,794	1,460	5,985	1,460
Total Operating Expenses	9,413	5,322	16,480	16,722
Net Loss from Operations	(5,563)	(5,322)	(9,530)	(16,722)
Provision for Income Taxes	-	-	-	-
Net Loss	$(5,563)	$(5,322)	$(9,530)	$(16,722)

Loss per Common Share – Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,000,264	4,500,000	4,954,605	4,500,000

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2021	4,500,000	$4,500	$-	$(3,079)	$1,421

Net loss for the period	-	-	-	(11,400)	(11,400)
Balance as of October 31, 2021	4,500,000	4,500	-	(14,479)	(9,979)
Net loss for the period	-	-	-	(5,322)	(5,322)
Balance as of January 31, 2022	4,500,000	$4,500	$-	$(19,801)	$(15,301)

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)
Balance as of October 31, 2022	4,738,301	4,738	6,911	(33,526)	(21,877)
Common shares issued for cash	613,734	614	17,798	-	18,412
Net loss for the period	-	-	-	(5,563)	(5,563)
Balance as of January 31, 2023	5,352,035	$5,352	$24,709	$(39,089)	$(9,028)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2023	Six months ended January 31, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$(9,530)	$(16,722)
Adjustments to reconcile Net Income to net cash provided by operations:
Accumulated Amortization	3,582	726
Changes in operating assets and liabilities:
Prepaid Expense	985	(4,174)
Inventory Asset	-	(39)
Accounts Payable	169	-
Cash Flows used in Operating Activities	(4,794)	(20,209)

INVESTING ACTIVITIES
Purchase of intangible assets	(22,500)	(6,325)
Cash Flows used in Investing Activities	(22,500)	(6,325)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	25,561	-
Payments on related party loan	(3,100)	-
Proceeds from related party loan	5,857	22,672
Cash Flows provided by Financing Activities	28,318	22,672

Net cash increase (decrease) for period	1,024	(3,862)
Cash at beginning of period	436	4,100
Cash at end of period	$1,460	$238

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TOFLA MEGALINE (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development stage Company and intend to commence operations in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $9,530 for the six months ended January 31, 2023. The Company has incurred a loss since Inception (August 31, 2018), resulting in an accumulated deficit of $39,089 as of January 31, 2023 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in US dollars and the Company has adopted a July 31 fiscal year-end.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended January 31, 2023, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the July 31, 2022 audited financial statements and notes thereto.

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

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

As of January 31, 2023, the Company capitalized website development costs of $6,325, which is being amortized over a three-year life, had accumulated amortization of $2,835.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of January 31, 2023, the accumulated amortization related to the software was $2,083.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost $15,500 which will be amortized over three years. As of January 31, 2023, the accumulated amortization for the software was $861.

In January 2023 the Company purchased global brandmauer for remote management via the internet at a cost $7,000 which will be amortized over three years. As of January 31, 2023, the accumulated amortization for the software was $0.

The Company had the following intangible assets as of January 31, 2023 and July 31, 2022:

	As of January 31, 2023	As of July 31, 2022
Website Development Costs	6,325	6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	-
Global Brandmauer for Remote Management via the Internet	7,000	-
Accumulated Amortization	(5,779)	(2,197)
Intangible Assets, Net	$33,046	$14,128

The Company expects to recognize amortization expense for the remainder of fiscal year ending July 31, 2023 of $6,471, amortization expense of $12,942 for the fiscal year ending July 31, 2024, amortization expense of $10,745 for the fiscal year ending July 31, 2025, and amortization expense of $2,889 for the fiscal year ending July 30, 2026.

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

The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the six months ended January 31, 2023 and 2022, the Company’s revenue was $6,950 and $0, respectively. As of January 31, 2023 and July 31, 2022 the Company had no deferred revenue.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 ‘Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

During November 2022 the Company issued 328,400 shares of common stock for cash proceeds of $9,852 at $0.03 per share.

During December 2022 the Company issued 285,334 shares of common stock for cash proceeds of $8,560 at $0.03 per share.

As of January 31, 2023 and July 31, 2022, the Company had 5,352,035 and 4,500,000 shares issued and outstanding, respectively.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. The Company’s CEO and sole director had advanced the Company $45,301 as of January 31, 2023 under the Loan Agreement, of which $5,857 was advanced during the six months ended January 31, 2023 and $3,100 was repaid.

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. As of January 31, 2023 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of January 31, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to January 31, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2023 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In February 2023 the Company’s sole director advanced to the Company $4,134 for the Company’s operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

In General

Tofla Megaline Inc. (“Tofla”) was incorporated in the state of Nevada on August 31, 2018. Tofla Megaline Inc. has only one officer and director who is Rodolfo Guerrero Angulo. We are a development stage Company and operate in the business of software development for robotic devices. We plan to provide easy-to-use, high quality and cost-effective automation AI solutions. Tofla Megaline Inc. will be focusing on both stand-alone and integrated solutions in order to cover a broader selection of services, especially in the surveillance area. Using autonomous robotic units as a means of surveillance is a new tendency all over the globe. Robotic units can be used for patrolling warehouses, malls, backyards, office areas and buildings etc. Our focus is going to be developing specialized software for the units that will cover all the necessary functionality for surveillance and data transfer. We intend to engage in business activity, however, there is no assurance that we will be successful in developing our marketable product.

We intend to design and operate our systems as a solution to be integrated with already existing control equipment and security systems, or separately as stand-alone versions. We are also planning to extend the diversity of our products and develop software for service industry, like delivery services or health care. Our initial steps will be developing software which is easily integrated into existing security and video surveillance systems as well as custom solutions in addition to existing surveillance systems. We also consider developing software which can be programmed to move in a given direction for long distances, make time reminders, respond to voices, recognize and complete commands.

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

Marketing

We believe that the key marketing strategy for our type of business is online marketing. We plan to advertise our Company on the Internet via Google AdWords and Yahoo Ad Manager technologies using several online marketing strategies to attract users to our promotional website. It is going to contain information about the software we will develop, its applicable features, advantages and contact information. Tofla is also going to create and maintain profiles in social networking websites like Twitter, Facebook and Instagram.

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

Results of Operations for the three and months ended January 31, 2023 and 2022:

Revenue

During the three months ended January 31, 2023 and 2022, we generated $3,850 and $0, of revenue respectively.

During the six months ended January 31, 2023 and 2022, we generated $6,950 and $0, of revenue respectively.

Operating expenses

Total operating expenses for the three months ended January 31, 2023 and 2022 were $9,413 and $5,322, respectively. The operating expenses for the three months ended January 31, 2023 and 2022 included General and Administrative expenses of $3,398 and $3,336; Amortization Expense of $2,221 and $526; and Server Rental of $3,794 and $1,460, respectively.

Total operating expenses for the six months ended January 31, 2023 and 2022 were $16,480 and $16,722, respectively. The operating expenses for the six months ended January 31, 2023 and 2022 included General and Administrative expenses of $6,913 and $14,536; Amortization Expense of $3,582 and $726; and Server Rental of $5,985 and $1,460, respectively.

Net Loss

Our net loss for the three months ended January 31, 2023, and 2022 was $5,563 and $5,322, respectively.

Our net loss for the six months ended January 31, 2023, and 2022 was $9,530 and $16,722, respectively.

Liquidity and Capital Resources and Cash Requirements

As of January 31, 2023, the Company had cash of $1,460 ($436 as of July 31, 2022). Furthermore, the Company had a negative working capital of $42,074 as of January 31, 2023.

During the six months ended January 31, 2023, the Company used $4,794 of cash in operating activities due to its net loss $9,530 and increase in Prepaid Expense of $985, Accounts Payable of $169, offset by Accumulated Amortization of $3,582.

During the six months ended January 31, 2022, the Company used $20,209 of cash in operating activities due to its net loss $16,722 and increase in Prepaid Expense of $4,174, Inventory Asset of $39, offset by Accumulated Amortization of $726.

During the six months ended January 31, 2023 and 2022, the Company used $22,500 and $6,325 of cash in investing activities, respectively.

During the six months ended January 31, 2023 and 2022, the Company generated $28,318 and $22,672 of cash in financing activities, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending January 31, 2023, there were no pending or threatened legal actions against us.

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

TOFLA MEGALINE CORPORATION

Date: March 16, 2023	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)