Form 10-Q
period 2023-04-30
Tofla Megaline Inc.
filed 2023-06-12
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to ection 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of June 12, 2023.

TOFLA MEGALINE INC.

FORM 10-Q

Quarterly Period Ended April 30, 2023

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	April 30, 2023	July 31, 2022
	(Unaudited)

ASSETS
Current Assets
Cash	$17,363	$436
Accounts Receivable	27,000	2,920
Total Current Assets	44,363	3,356

Intangible Assets, Net	29,810	14,128

TOTAL ASSETS	$74,173	$17,484

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$20,000	$-
Related Party Loan	49,435	42,544
Total Current Liabilities	69,435	42,544
Total Liabilities	69,435	42,544
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 and 4,500,000 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	5,352	4,500
Additional Paid-in Capital	24,709	-
Accumulated Deficit	(25,323)	(29,560)
Total Stockholders’ Equity (Deficit)	4,738	(25,060)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$74,173	$17,484

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2023	Three months ended April 30, 2022	Nine months ended April 30, 2023	Nine months ended April 30, 2022
Revenues	$44,400	$-	$51,350	$-

Operating Expenses
General and Administrative Expenses	25,463	3,950	32,375	18,486
Amortization Expense	3,236	527	6,818	1,253
Server Rental	1,935	2,190	7,920	3,650
Total Operating Expenses	30,634	6,667	47,113	23,389
Net Income (Loss) from Operations	13,766	(6,667)	4,237	(23,389)
Provision for Income Taxes	-	-	-	-
Net Income (Loss)	$13,766	$(6,667)	$4,237	$(23,389)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	4,500,000	5,026,349	4,500,000

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2021	4,500,000	$4,500	$-	$(3,079)	$1,421

Net loss for the period	-	-	-	(11,400)	(11,400)
Balance as of October 31, 2021	4,500,000	4,500	-	(14,479)	(9,979)

Net loss for the period	-	-	-	(5,322)	(5,322)
Balance as of January 31, 2022	4,500,000	4,500	-	(19,801)	(15,301)

Net loss for the period	-	-	-	(6,667)	(6,667)
Balance as of April 30, 2022	4,500,000	$4,500	$-	$(26,468)	$(21,968)

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)
Balance as of October 31, 2022	4,738,301	4,738	6,911	(33,526)	(21,877)

Common shares issued for cash	613,734	614	17,798	-	18,412
Net loss for the period	-	-	-	(5,563)	(5,563)
Balance as of January 31, 2023	5,352,035	$5,352	$24,709	$(39,089)	$(9,028)

Net income (loss) for the period	-	-	-	13,766	13,766
Balance as of April 30, 2023	5,352,035	$5,352	$24,709	$(25,323)	$4,738

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2023	Nine months ended April 30, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$4,237	$(23,389)
Adjustments to reconcile Net Income to net cash provided by operations:
Accumulated Amortization	6,818	1,253
Changes in operating assets and liabilities:
Accounts Receivable	(27,000)	-
Prepaid Expense	2,920	(1,821)
Prepaid Income	-	1,450
Inventory Assets	-	(39)
Accounts Payable	20,000	-
Cash Flows used in Operating Activities	6,975	(22,546)

INVESTING ACTIVITIES
Purchase of intangible assets	(22,500)	(6,325)
Cash Flows used in Investing Activities	(22,500)	(6,325)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	25,561	-
Repayments on related party loan	(3,100)	-
Proceeds from related party loan	9,991	26,414
Cash Flows provided by Financing Activities	32,452	26,414

Net cash increase (decrease) for period	16,927	(2,457)
Cash at beginning of period	436	4,100
Cash at end of period	$17,363	$1,643

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TOFLA MEGALINE (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development stage Company and have commenced operations in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred net income of $4,237 for the nine months ended April 30, 2023. The Company has an accumulated deficit of $25,323 as of April 30, 2023 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended April 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the July 31, 2022 audited financial statements and notes thereto.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three years.

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

As of April 30, 2023 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life, had accumulated amortization of $3,362.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of April 30, 2023, the accumulated amortization related to the software was $2,917.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of April 30, 2023, the accumulated amortization for the software was $2,153.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of April 30, 2023, the accumulated amortization for the software was $583.

The Company had the following intangible assets as of April 30, 2023 and July 31, 2022:

	As of April 30, 2023	As of July 31, 2022
Website Development Costs	6,325	6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	-
Global Brandmauer for Remote Management via the Internet	7,000	-
Amortization Expense	(9,015)	(2,197)
Intangible Asses, Net	$29,810	$14,128

During the nine months ended April 30, 2023 and 2022 the Company recorded depreciation expense of $6,818 and $1,253, respectively.

The Company expects to recognize amortization expense for the remainder of fiscal year ending July 31, 2023 of $3,234, amortization expense of $12,942 for the fiscal year ending July 31, 2024, amortization expense of $10,745 for the fiscal year ending July 31, 2025, and amortization expense of $2,889 for the fiscal year ending July 30, 2026.

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

The Company’s revenues are recognized at a point in time as ownership of software (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the nine months ended April 30, 2023 and 2022, the Company’s revenue was $51,350 and $0, respectively. As of April 30, 2023 and July 31, 2022 the Company had no deferred revenue.

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

As of April 30, 2023 and July 31, 2022, the Company had 5,352,035 and 4,500,000 shares issued and outstanding, respectively.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. The Company’s CEO and sole director had advanced the Company $49,435 as of April 30, 2023 under the Loan Agreement, of which $9,991 was advanced during the nine months ended April 30, 2023 and $3,100 was repaid.

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. As of April 30, 2023 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of April 30, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to April 30, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2023 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In May 2023 the Company’s sole director advanced to the Company $2,500 for the Company’s operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

In General

Tofla Megaline Inc. (“Tofla”) was incorporated in the state of Nevada on August 31, 2018. Tofla has only one officer and director who is Rodolfo Guerrero Angulo. We are a development stage Company and operate in the business of software development for robotic devices. We provide easy-to-use, high quality and cost-effective automation AI solutions. Tofla is focused on both stand-alone and integrated solutions in order to cover a broader selection of services, especially in the surveillance area. Using autonomous robotic units as a means of surveillance is a new tendency all over the globe. Robotic units can be used for patrolling warehouses, malls, backyards, office areas and buildings etc. Our focus is on developing specialized software for the units that will cover all the necessary functionality for surveillance and data transfer. We intend to engage in business activity, however, there is no assurance that we will be successful in developing our marketable product.

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

Results of Operations for the three and nine months ended April 30, 2023 and 2022:

Revenue

During the three months ended April 30, 2023 and 2022 we generated $44,400 and $0 of revenue, respectively.

During the nine months ended April 30, 2023 and 2022 we generated $51,350 and $0 of revenue, respectively.

Operating expenses

Total operating expenses for the three months ended April 30, 2023 and 2022 were $30,634 and $6,667, respectively. The operating expenses for the three months ended April 30, 2023 and 2022 included General and Administrative expenses of $25,463 and $3,950; Amortization Expense of $3,236 and $527; and Server Rental of $1,935 and $2,190, respectively.

Total operating expenses for the nine months ended April 30, 2023 and 2022 were $47,113 and $23,389, respectively. The operating expenses for the nine months ended April 30, 2023 and 2022 included General and Administrative expenses of $32,375 and $18,486; Amortization Expense of $6,818 and $1,253; and Server Rental of $7,920 and $3,650, respectively.

Net Income (Loss)

Our net income (loss) for the three months ended April 30, 2023 and 2022 was $13,766 and $(6,667), respectively.

Our net income (loss) for the nine months ended April 30, 2023 and 2022 was $4,237 and $(23,389), respectively.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2023, the Company had cash of $17,363 ($436 as of July 31, 2022). Furthermore, the Company had a negative working capital of $25,072 as of April 30, 2023.

During the nine months ended April 30, 2023, the Company used $6,975 of cash in operating activities due to its net income of $4,237, increase in Accounts Receivable of $27,000, decrease in Prepaid Expense of $2,920, increase in Accounts Payable of $20,000, offset by Accumulated Amortization of $6,818.

During the nine months ended April 30, 2022, the Company used $22,546 of cash in operating activities due to its net loss of $23,389, increase in Prepaid Expense of $1,821, increase in Prepaid Income of $1,450, increase in Inventory Assets of $39, offset by Accumulated Amortization of $1,253.

During the nine months ended April 30, 2023 and 2022, the Company used $22,500 and $6,325 of cash in investing activities, respectively.

During the nine months ended April 30, 2023 the Company generated $32,452 of cash in financing activities due to proceeds from the sale of common stock of $25,561, proceeds from related party loans of $9,991, offset by repayments on related party loans of $3,100. During the nine months ended April 30, 2022 the Company generated $26,414 of cash in financing activities due to proceeds from related party loans.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending April 30, 2023, there were no pending or threatened legal actions against us.

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

TOFLA MEGALINE CORPORATION

Date: June 12, 2023	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)