Form 10-K
period 2023-07-31
Tofla Megaline Inc.
filed 2023-10-30
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended July 31, 2023

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

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

As of July 31, 2023, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $0 based on par value per share ($0.001), of the registrant’s common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of October 30, 2023.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

In General

Tofla Megaline Inc. (“Tofla”) was incorporated in the state of Nevada on August 31, 2018. Tofla has only one officer and director who is Rodolfo Guerrero Angulo. We are a development stage Company and operate in the business of software development for robotic devices. We provide easy-to-use, high quality and cost-effective automation AI solutions. Tofla is focused on both stand-alone and integrated solutions in order to cover a broader selection of services, especially in the surveillance area. Using autonomous robotic units as a means of surveillance is a new tendency all over the globe. Robotic units can be used for patrolling warehouses, malls, backyards, office areas, buildings, etc. Our focus is on developing specialized software for the units that will cover all the necessary functionality for surveillance and data transfer. We have initiated business activities and have generated revenues, however, there is no assurance that we will be successful in developing our marketable product.

We specialize in software development for control equipment and security systems, with a focus on enhancing navigation capabilities, optimizing patrol routes, and seamless integration with existing surveillance systems. Our solutions can be integrated with established control equipment and security systems, or used as independent versions. Our current projects involve software integration with security and video surveillance systems, along with the development of customizable solutions that support long-distance navigation, and task completion. We also consider developing software solution that enables autonomous charging and docking, allowing robots autonomously return to charging stations, as well as enhancing gesture and voice recognition features.

Software Description

The software programs robotic units to follow specific routes while recording current situation with built-in cameras and analyzing them. Our system allows for real-time image transmission to the owner's device and features a GSM alarm function, enabling remote control over the internet to command the robot to respond to triggered sensors. The robotic units' patrol routes dynamically adapt based on emerging alarm situations, ensuring swift response to potential threats. The robotic units are able to detect security violations and send notifications or pursue trespassers in order to identify and gather their parameters, which may then be used for law enforcement purposes.

The software enables robotic units to operate both indoors and outdoors on different surfaces. Such robotic units may be easily stored at any location when not needed. However, their main focus is patrolling shopping centers, supermarkets, parking lots, large company offices, educational institutions, warehouses, private property, and other locations. Depending on customers’ requirements, we are planning to install additional functions and tune the standard ones.

Potential clients

We plan to offer our product to owners of big spaces such as parking lots, shopping malls, factories, corporate facilities, warehouses, restricted areas, private areas, airports, stations, educational and state institutions.

Marketing

We believe that the key marketing strategy for our type of business is online marketing. We plan to advertise our Company on the Internet via Google AdWords and Yahoo Ad Manager technologies using several online marketing strategies to attract users to our promotional website. It is going to contain information about the software we will develop, its applicable features, advantages, and contact information. Tofla is also going to create and maintain profiles in social networking websites like Twitter, Facebook, and Instagram.

We intend to maintain an extensive marketing campaign that will ensure maximum visibility for the business in its target market. We plan to sell our software through direct emails, phone calls, business meetings and corporate presentations as well. Our sole officer and director, Rodolfo Guerrero Angulo, will be responsible for marketing of our product. Even if we are able to obtain sufficient number of customers to buy our software, there is no guarantee that it will cover our costs and that we will be able to retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue, it would materially affect our financial condition and our business could be harmed. We will rely heavily on our clients recommending our technology to others in our target market.

Competition

The software development market is rapidly growing day by day and there is a big number of companies operating in this domain. Our key feature is developing software for security purposes, ranging from surveillance and transferring visual data to a remote server to pursuing potential trespassers. Entry level barriers of the industry are relatively low and accessible, which leads to an extremely high level of competition. We believe there are not too many developers of security software in Mexico and there is a niche to be occupied. We intend to focus and attend to individual needs of each of our potential clients.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

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

As of July 31, 2023, the Company, along with its market maker, has submitted an application to FINRA to have its shares quoted on the OTC market. On September 18, 2023, FINRA processed a Form 211 relating to the initiation of priced quotations of TFLM.

HOLDERS

As of October 27, 2023, the Company had 5,352,035 shares of our common stock issued and outstanding held by our shareholders.

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

As of July 31, 2023 and July 31, 2022, the Company had 5,352,035 and 4,500,000 shares issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended July 31, 2023 and 2022:

Revenue

During the year ended July 31, 2023 and the year ended July 31, 2022, we generated $61,350 and $4,050 of revenue, respectively, due to the general growth of our business and increased marketing and sales efforts.

Operating expenses

Total operating expenses for the year ended July 31, 2023 and 2022 were $60,701 and $30,531, respectively. The operating expenses for the year ended July 31, 2023 and 2022 included General and Administrative expenses of $39,528 and $22,494; Amortization Expense of $10,053 and $2,197; and Server Rental of $11,120 and $5,840, respectively. Increases in general and administrative and server rental expenses were due to the overall growth of the Company and its increased operations and the increase in amortization expense was due to the acquisition of intangible assets during the period.

Net Income (Loss)

Our net income (loss) for the years ended July 31, 2023, and 2022 was $649 and $(26,481), respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of July 31, 2023 the Company had cash of $22,010 ($436 as of July 31, 2022) and negative working capital of $25,425 (negative $39,188 as of July 31, 2022).

During the year ended July 31, 2023 the Company had $13,222 of cash provided by its operating activities due to its net income $649, Amortization expense of $10,053 and increase in Accounts Payable $6,000, offset by an increase in Prepaid Expense of $3,480. During the year ended July 31, 2022, the Company used $23,753 of cash in operating activities due to its net loss $26,481 offset by a decrease in Prepaid Expense of $531 and its Amortization expense of $2,197.

During the year ended July 31, 2023 and 2022, the Company used $22,500 and $16,325 of cash in investing activities, respectively, for the purchase of intangible assets.

During the year ended July 31, 2023 the Company generated $30,852 of cash from financing activities, made up of $25,561 received from the sale of common stock and $23,391 of proceeds from related party loans, offset by $18,100 in repayments to related parties. During the year ended July 31, 2022 the Company generated $36,414 of cash from financing activities as a result of proceeds from related party loans.

Critical Accounting Policies

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

The Company generates revenue through the sale of software and by providing consulting or technical support services. For the sale of software, revenue is recognized at the point in time when the ownership of software (as approved by the customer) is transferred per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract. For consulting or technical support services, revenue is recognized as the services are provided.

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided.

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

TOFLA MEGALINE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tofla Megaline Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofla Megaline Inc. as of July 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Tofla Megaline Inc. as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit and negative working capital and expects losses in the development of its business, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Tofla Megaline Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Tofla Megaline Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as Tofla Megaline's auditor since 2021.

Midvale, Utah

October 30, 2023

TOFLA MEGALINE INC.

BALANCE SHEETS

	July 31, 2023	July 31, 2022

ASSETS
Current Assets
Cash	$22,010	$436
Accounts Receivable	-	2,920
Prepaid Expenses	6,400	-
Total Current Assets	28,410	3,356

Intangible Assets, Net	26,575	14,128

TOTAL ASSETS	$54,985	$17,484

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$6,000	$-
Related Party Loan	47,835	42,544
Total Current Liabilities	53,835	42,544
Total Liabilities	53,835	42,544
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 and 4,500,000 shares issued and outstanding as of Jule 31, 2023 and July 31, 2022, respectively	5,352	4,500
Additional Paid-in Capital	24,709	-
Accumulated Deficit	(28,911)	(29,560)
Total Stockholders’ Equity (Deficit)	1,150	(25,060)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$54,985	$17,484

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENT OF OPERATIONS

	Year ended July 31, 2023	Year ended July 31, 2022
Revenues
Software Sales	$48,350	$4,050
Consulting or Technical Support Services	13,000	-
Total Revenues	61,350	4,050

Operating Expenses
General and Administrative Expenses	39,528	22,494
Amortization Expense	10,053	2,197
Server Rental	11,120	5,840
Total Operating Expenses	60,701	(30,531)
Net Income (Loss) from Operations	649	(26,481)
Provision for Income Taxes	-	-
Net Income (Loss)	$649	$(26,481)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	4,500,000

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended July 31, 2022 and 2023

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2021	4,500,000	$4,500	$-	$(3,079)	$1,421

Net loss for the period	-	-	-	(26,481)	(26,481)
Balance as of July 31, 2022	4,500,000	4,500	-	(29,560)	(25,060)

Common shares issued for cash	852,035	852	24,709	-	25,561
Net loss for the period	-	-	-	649	649
Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2023	Year ended July 31, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$649	$(26,481)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	10,053	2,197
Changes in operating assets and liabilities:
Prepaid Expense	(3,480)	531
Accounts Payable	6,000	-
Cash Flows Provided by (Used in) Operating Activities	13,222	(23,753)

INVESTING ACTIVITIES
Purchase of Intangible Assets	(22,500)	(16,325)
Cash Flows Used in Investing Activities	(22,500)	(16,325)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	25,561	-
Repayments on related party loan	(18,100)	-
Proceeds from related party loan	23,391	36,414
Cash Flows Provided by Financing Activities	30,852	36,414

Net cash increase (decrease) for period	21,574	(3,664)
Cash at beginning of period	436	4,100
Cash at end of period	$22,010	$436

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tofla Megaline Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development stage Company and have commenced operations in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Although the Company incurred net income of $649 for the year ended July 31, 2023, the Company has an accumulated deficit of $28,911 and has negative working capital of $25,425 as of July 31, 2023 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management expects revenue growth to continue over the next twelve months. In the event that revenue is not available to cover all expenses, the Company intends to finance operating costs with loans from directors and/or private placement of common stock.

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

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs incurred to renew or extend the life of an intangible asset are expensed as incurred. The Company recognizes amortization in the month after the asset is placed in service.

As of July 31, 2023 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life, had accumulated amortization of $3,889.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of July 31, 2023, the accumulated amortization related to the software was $3,750.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of July 31, 2023, the accumulated amortization for the software was $3,444.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of July 31, 2023, the accumulated amortization for the software was $1,167.

The Company had the following intangible assets as of July 31, 2023 and July 31, 2022:

	As of July 31, 2023	As of July 31, 2022
Website Development Costs	$6,325	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	-
Global Brandmauer for Remote Management via the Internet	7,000	-
Accumulated Amortization	(12,250)	(2,197)
Intangible Assets, Net	$26,575	$14,128

During the years ended July 31, 2023 and 2022 the Company recorded amortization expense of $10,053 and $2,197, respectively.

The Company expects to recognize amortization expense of $12,942 for the fiscal year ending July 31, 2024, amortization expense of $10,745 for the fiscal year ending July 31, 2025, and amortization expense of $2,889 for the fiscal year ending July 30, 2026.

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

The Company generates revenue through the sale of software and by providing consulting or technical support services. For the sale of software, revenue is recognized at the point in time when the ownership of software (as approved by the customer) is transferred per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract. For consulting or technical support services, revenue is recognized as the services are provided.

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the years ended July 31, 2023 and 2022, the Company’s revenue was $61,350 and $4,050, respectively. As of July 31, 2023 and 2022 the Company had no deferred revenue.

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

As of July 31, 2023 and July 31, 2022, the Company had 5,352,035 and 4,500,000 shares issued and outstanding, respectively.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. The Company’s CEO and sole director was due $47,835 as of July 31, 2023 under the Loan Agreement, where during the year ended July 31, 2023 $23,391 was advanced to the Company and $18,100 was repaid and during the year ended July 31, 2022 $36,414 was advanced to the Company with no repayments.

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. As of July 31, 2023 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of July 31, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to July 31, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2023 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In September and October 2023, the Company’s CEO and sole director advanced $13,528 to the Company for the Company’s operating expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2. We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee that does not have sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules, therefore no expertise or reviews are in place to ensure adequate financial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3. We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Rodolfo Guerrero Angulo	52	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Rodolfo Guerrero Angulo, who does not qualify as an independent director. Our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

We do not have an Audit Committee or Compensation Committee because the Company’s sole employee is also the sole member of management and sole director. Additionally, we have no persons currently receiving any compensation due to our start-up nature. Our sole director performs some of the same functions of an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature, along with the fact that the Company’s sole employee is also the sole member of management and sole director.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years July 31, 2023 and 2022:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2023 and 2022:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,352,035 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Rodolfo Guerrero Angulo	4,000,000	74.74%

Item 13. Certain Relationships and Related Transactions

On May 20, 2021, we issued a total of 4,500,000 shares of common stock to Rodolfo Guerrero Angulo, our sole officer and director in consideration of $4,500. Further, effective August 31, 2018, Mr. Angulo formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and is has no fixed due date, therefore is considered due on demand. As of July 31, 2023, Mr. Angulo has advanced to us $44,285, of which $19,841 was advanced during the year ended July 31, 2023 and $18,100 was repaid. There is no due date for the repayment of the funds advanced by Mr. Angulo. Rodolfo Guerrero Angulo will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Angulo does not bear interest.

On April 20, 2022, Mr. Angulo formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under another $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore it is considered due on demand. As of July 31, 2023 no amounts are outstanding for this second Loan Agreement.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended July 31, 2023 and 2022 for professional services rendered by Mac Accounting Group, LLP, the independent auditor:

Fees	2023	2022
Audit Fees	$13,500	$15,900
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$13,500	$15,900

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE INC.

Date: October 30, 2023	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)