Form 10-Q
period 2023-10-31
Tofla Megaline Inc.
filed 2023-12-05
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Blvd Porta Trento 122 CP, Blvd Porta Fontana. C.P. Leon, Guanajuato, Mexico, 37134 Phone: +52 5541607366
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of December 5, 2023.

TOFLA MEGALINE INC.

FORM 10-Q

Quarterly Period Ended October 31, 2023

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

TOFLA MEGALINE INC.

BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$22,010
Prepaid Expenses	1,600	6,400
Total Current Assets	1,600	28,410

Intangible Assets, Net	41,673	26,575

TOTAL ASSETS	$43,273	$54,985

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$6,000
Related Party Loan	59,713	47,835
Total Current Liabilities	59,713	53,835
Total Liabilities	59,713	53,835
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of October 31, 2023 and July 31, 2023	5,352	5,352
Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(46,501)	(28,911)
Total Stockholders’ Equity (Deficit)	(16,440)	1,150
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$43,273	$54,985

The accompanying notes are an integral part of these financial statements.

TOFLA MEGALINE INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2023	Three months ended October 31, 2022
Revenues
Software Sales	$-	$3,100
Total Revenues	-	3,100

Operating Expenses
General and Administrative Expenses	7,888	3,516
Amortization Expense	4,902	1,360
Server Rental	4,800	2,190
Total Operating Expenses	17,590	7,066
Net Income (Loss) from Operations	(17,590)	(3,966)
Provision for Income Taxes	-	-

Net Income (Loss)	$(17,590)	$(3,966)

Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	4,585,788

The accompanying notes are an integral part of these financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended October 31, 2022 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)

Balance as of October 31, 2022	4,738,301	$4,738	$6,911	$(33,526)	$(21,877)

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150

Net loss for the period	-	-	-	(17,590)	(17,590)

Balance as of October 31, 2023	5,352,035	$5,352	$24,709	$(46,501)	$(16,440)

The accompanying notes are an integral part of these financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2023	Three months ended October 31, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$(17,590)	$(3,966)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	4,902	1,361
Changes in operating assets and liabilities:
Prepaid Expense	4,800	(2,810)
Accounts Payable	(6,000)	-
Cash Flows Provided by (Used in) Operating Activities	(13,888)	(5,415)

INVESTING ACTIVITIES
Purchase of Intangible Assets	(20,000)	-
Cash Flows Used in Investing Activities	(20,000)	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	7,149
Repayments on related party loan	(1,650)	(3,100)
Proceeds from related party loan	13,528	3,310
Cash Flows Provided by Financing Activities	11,878	7,359

Net cash increase (decrease) for period	(22,010)	1,944
Cash at beginning of period	22,010	436
Cash at end of period	$-	$2,380

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TOFLA MEGALINE INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tofla Megaline Inc. (“the Company” or “we”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development stage Company and have commenced operations in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred net loss of $17,590 for the three months ended October 31, 2023. The Company has an accumulated deficit of $46,501 as of October 31, 2023 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2023, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2024. These unaudited financial statements should be read in conjunction with the July 31, 2023 audited financial statements and notes thereto.

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

In September 2021 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life. As of October 31, 2023, the accumulated amortization for the software was $4,416.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of October 31, 2023, the accumulated amortization related to the software was $4,583.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. In August 2023 the Company bought features for the software at a cost of $20,000 which will be amortized over three years As of October 31, 2023, the accumulated amortization for the software was $6,403.

In January 2023 the Company purchased a Global Brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of October 31, 2023, the accumulated amortization for the software was $1,750.

The Company had the following intangible assets as of October 31, 2023 and July 31, 2023:

	As of October 31, 2023	As of July 31, 2023
Website Development Costs	$6,325	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Features for Software	20,000	-
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Accumulated Amortization	(17,152)	(12,250)
Intangible Assets, Net	$41,673	$26,575

During the three months ended October 31, 2023 and 2022 the Company recorded amortization expense of $4,902 and $1,360, respectively.

The Company expects to recognize amortization expense for the remainder of fiscal year ending July 31, 2024 of $14,706, amortization expense of $17,411 for the fiscal year ending July 31, 2025, and amortization expense of $9,556 for the fiscal year ending July 30, 2026.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the three months ended October 31, 2023 and 2022, the Company’s revenue was $0 and $3,100, respectively. As of October 31, 2023 and July 31, 2023 the Company had no deferred revenue.

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

As of October 31, 2023 and July 31, 20223 the Company had 5,352,035 shares issued and outstanding.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. The Company’s CEO and sole director was due $59,713 as of October 31, 2023 under the Loan Agreement, where during the three months ended October 31, 2023 $13,528 was advanced to the Company and $1,650 was repaid.

Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. The second Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, it is considered due on demand. As of October 31, 2023 no amounts are outstanding for this second Loan Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of October 31, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to October 31, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2023 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

In General

Tofla Megaline Inc. (“Tofla” or “we” or "the Company") was incorporated in the state of Nevada on August 31, 2018. Tofla has only one officer and director who is Rodolfo Guerrero Angulo. We are a development stage Company and operate in the business of software development for robotic devices. We provide easy-to-use, high quality and cost-effective automation AI solutions. Tofla is focused on both stand-alone and integrated solutions in order to cover a broader selection of services, especially in the surveillance area. Using autonomous robotic units as a means of surveillance is a new tendency all over the globe. Robotic units can be used for patrolling warehouses, malls, backyards, office areas, buildings, etc. Our focus is on developing specialized software for the units that will cover all the necessary functionality for surveillance and data transfer. We have initiated business activities and have generated revenues, however, there is no assurance that we will be successful in developing our marketable product.

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

Offices

Our business office is located at Blvd Porta Trento 122 CP, Blvd Porta Fontana. C.P., Leon, Guanajuato, Mexico, 37134. This office space is provided by our President for the Company's needs at no cost. There is no formal rent agreement. Our telephone number is +525541607366.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Results of Operations for the three months ended October 31, 2023 and 2022:

Revenue

During the three months ended October 31, 2023 and 2022 we generated $0 and $3,100 of revenue, respectively.

Operating expenses

Total operating expenses for the three months ended October 31, 2023 and 2022 were $17,590 and $7,066, respectively. The operating expenses for the three months ended October 31, 2023 and 2022 included General and Administrative expenses of $7,888 and $3,516; Amortization Expense of $4,902 and $1,360; and Server Rental of $4,800 and $2,190, respectively. Increases in general and administrative and server rental expenses were due to the overall growth of the Company and its increased operations and the increase in amortization expense was due to the acquisition of intangible assets over time.

Net Income (Loss)

Our net income (loss) for the three months ended October 31, 2023 and 2022 was $17,590 and $3,966, respectively.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2023, the Company had cash of $0 ($22,010 as of July 31, 2023) and had a negative working capital of $58,113 as of October 31, 2023.

During the three months ended October 31, 2023, the Company used $13,888 of cash in operating activities due to its net loss of $17,590, a decrease in Accounts Payable of $6,000, offset by amortization expense of $4,902 and a decrease in Prepaid Expense of $4,800.

During the three months ended October 31, 2022, the Company used $5,415 of cash in operating activities due to its net loss $3,966, amortization expense of $1,361 and increase in Prepaid Expense of $2,810.

During the three months ended October 31, 2023 and 2022, the Company used $20,000 and $0 of cash in investing activities, respectively to acquire intangible assets.

During the three months ended October 31, 2023 the Company generated $11,878 of cash in financing activities due to proceeds from related party loans of $13,528, offset by repayments on related party loans of $1,650. During the three months ended October 31, 2022 the Company generated $7,359 of cash from financing activities, made up of $7,149 received from the sale of common stock and $3,310 of proceeds from related party loans, offset by $3,100 in repayments to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending October 31, 2023, there were no pending or threatened legal actions against us.

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

TOFLA MEGALINE INC.

Date: December 5, 2023	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)