Form 10-K/A
period 2023-07-31
Tofla Megaline Inc.
filed 2024-01-30
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Tofla Megaline Inc. (the “Company,” “we,” “us” or “our”) for the year ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on October 30, 2023 (the “Original Filing”).

This Amendment is being filed to disclose the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the disclosure controls and procedures in the Item 9A. Controls and Procedures on page 22.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Tofla Megaline Inc. has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of July 31, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

TOFLA MEGALINE INC.

Date: January 30, 2024	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)