Form 10-Q
period 2024-01-31
Tofla Megaline Inc.
filed 2024-03-08
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of March 8, 2024.

TOFLA MEGALINE INC.

FORM 10-Q

Quarterly Period Ended January 31, 2024

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	January 31, 2024	July 31, 2023
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$22,010
Prepaid Expenses	6,400	6,400
Total Current Assets	6,400	28,410

Intangible Assets, Net	36,771	26,575

TOTAL ASSETS	$43,171	$54,985

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$6,000
Related Party Loan	52,440	47,835
Total Current Liabilities	52,440	53,835
Total Liabilities	52,440	53,835
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of January 31, 2024 and July 31, 2023	5,352	5,352
Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(39,330)	(28,911)
Total Stockholders’ Equity (Deficit)	(9,269)	1,150
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$43,171	$54,985

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2024	Three months ended January 31, 2023	Six months ended January 31, 2024	Six months ended January 31, 2023
Revenues
Software Sales	$21,700	$3,850	$21,700	$6,950
Total Revenues	21,700	3,850	21,700	6,950

Operating Expenses
General and Administrative Expenses	4,690	3,398	12,578	6,913
Amortization Expense	4,902	2,221	9,804	3,582
Server Rental	4,800	3,794	9,600	5,985
Total Operating Expenses	14,392	9,413	31,982	16,480
Net Income (Loss) from Operations	7,308	(5,563)	(10,282)	(9,530)
Income Tax Expense	137	-	137	-

Net Income (Loss)	$7,171	$(5,563)	$(10,419)	$(9,530)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	5,000,264	5,352,035	4,954,605

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended January 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)
Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)
Balance as of October 31, 2022	4,738,301	4,738	6,911	(33,526)	(21,877)
Common shares issued for cash	613,734	614	17,798	-	18,412
Net loss for the period	-	-	-	(5,563)	(5,563)
Balance as of January 31, 2023	5,352,035	$5,352	$24,709	$(39,089)	$(9,028)

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150
Net loss for the period	-	-	-	(17,590)	(17,590)
Balance as of October 31, 2023	5,352,035	5,352	24,709	(46,501)	(16,440)
Net income for the period	-	-	-	7,171	7,171
Balance as of January 31, 2024	5,352,035	$5,352	$24,709	$(39,330)	$(9,269)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2024	Six months ended January 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(10,419)	$(9,530)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	9,804	3,582
Changes in operating assets and liabilities:
Prepaid Expense	-	985
Accounts Payable	(6,000)	169
Cash Flows Provided by (Used in) Operating Activities	(6,615)	(4,794)

INVESTING ACTIVITIES
Purchase of Intangible Assets	(20,000)	(22,500)
Cash Flows Used in Investing Activities	(20,000)	(22,500)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	25,561
Repayments on related party loan	(23,350)	(3,100)
Proceeds from related party loan	27,955	5,857
Cash Flows Provided by Financing Activities	4,605	28,318

Net cash increase (decrease) for period	(22,010)	1,024
Cash at beginning of period	22,010	436
Cash at end of period	$-	$1,460

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tofla Megaline Inc. (“the Company” or “we”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development stage Company and have commenced operations in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred net loss of $10,419 for the six months ended January 31, 2024. The Company has limited revenues and an accumulated deficit of $39,330 as of January 31, 2024 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or the private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in US dollars and the Company has adopted a July 31 fiscal year-end.

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended January 31, 2024, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2024. These unaudited condensed financial statements should be read in conjunction with the July 31, 2023 audited financial statements and notes thereto.

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

In September 2021 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life. As of January 31, 2024, the accumulated amortization for the software was $4,943.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of January 31, 2024, the accumulated amortization related to the software was $5,417.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. In August 2023 the Company bought features for the software at a cost of $20,000 which will be amortized over three years As of January 31, 2024, the accumulated amortization for the software was $9,361.

In January 2023 the Company purchased a Global Brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of January 31, 2024, the accumulated amortization for the software was $2,333.

The Company had the following intangible assets as of January 31, 2024 and July 31, 2023:

	As of January 31, 2024	As of July 31, 2023
Website Development Costs	$6,325	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Features for Software	20,000	-
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Accumulated Amortization	(22,054)	(12,250)
Intangible Assets, Net	$36,771	$26,575

During the three months ended January 31, 2024 and 2023 the Company recorded amortization expense of $4,902 and $2,221, respectively. During the six months ended January 31, 2024 and 2023 the Company recorded amortization expense of $9,804 and $3,582, respectively.

The Company expects to recognize amortization expense for the remainder of fiscal year ending July 31, 2024 of $9,804, amortization expense of $17,411 for the fiscal year ending July 31, 2025, and amortization expense of $9,556 for the fiscal year ending July 30, 2026.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the six months ended January 31, 2024 and 2023, the Company’s revenue was $21,700 and $6,950, respectively. As of January 31, 2024 and July 31, 2023 the Company had no deferred revenue.

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

As of January 31, 2024 and July 31, 20223 the Company had 5,352,035 shares issued and outstanding.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Both loan agreements are non-binding and discretionary, bear no interest, are unsecured, and have no fixed due date, therefore, any amounts outstanding under these agreements are considered due on demand. The Company’s CEO and sole director was due $52,440 as of January 31, 2024 under the loan agreements, where during the six months ended January 31, 2024 $27,955 was advanced to the Company and the Company made repayments of $23,350.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of January 31, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to January 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and six months ended January 31, 2024 and 2023:

Revenue

During the three months ended January 31, 2024 and 2023 we generated $21,700 and $3,850 of revenue, respectively.

During the six months ended January 31, 2024 and 2023 we generated $21,700 and $6,950 of revenue, respectively.

Operating expenses

Total operating expenses for the three months ended January 31, 2024 and 2023 were $14,392 and $9,413, respectively. The operating expenses for the three months ended January 31, 2024 and 2023 included General and Administrative expenses of $4,690 and $3,398; Amortization Expense of $4,902 and $2,221; and Server Rental of $4,800 and $3,794, respectively.

Total operating expenses for the six months ended January 31, 2024 and 2023 were $31,982 and $16,480, respectively. The operating expenses for the six months ended January 31, 2024 and 2023 included General and Administrative expenses of $12,578 and $6,913; Amortization Expense of $9,804 and $3,582; and Server Rental of $9,600 and $5,985, respectively.

Increases in general and administrative and server rental expenses were due to the overall growth of the Company and its increased operations and the increase in amortization expense was due to the acquisition of intangible assets over time.

Income tax expense for the three months ended January 31, 2024 and 2023 was $137 and $0, respectively.

Income tax expense for the six months ended January 31, 2024 and 2023 was $137 and $0, respectively.

Net Income (Loss)

Our net income (loss) for the three months ended January 31, 2024 and 2023 was $7,171 and $(5,563), respectively.

Our net income (loss) for the six months ended January 31, 2024 and 2023 was $(10,419) and $(9,530), respectively.

Liquidity and Capital Resources and Cash Requirements

As of January 31, 2024, the Company had cash of $0 ($22,010 as of July 31, 2023) and had a negative working capital of $46,040 as of January 31, 2024.

During the six months ended January 31, 2024, the Company used $6,615 of cash in operating activities due to its net loss of $10,419, a decrease in accounts payable of $6,000 and offset by amortization expense of $9,804.

During the six months ended January 31, 2023, the Company used $4,794 of cash in operating activities due to its net loss $9,530 and increase in prepaid expense of $985, accounts payable of $169, offset by accumulated amortization of $3,582.

During the six months ended January 31, 2024 and 2023, the Company used $20,000 and $22,500 of cash in investing activities, respectively to acquire intangible assets.

During the six months ended January 31, 2024 the Company generated $4,605 of cash in financing activities due to proceeds from related party loans of $27,955, offset by repayments on related party loans of $23,350.

During the six months ended January 31, 2023 the Company generated $ 28,318 of cash from financing activities, made up of $25,561 received from the sale of common stock and $5,857 of proceeds from related party loans, offset by $3,100 in repayments to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending January 31, 2024, there were no pending or threatened legal actions against us.

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

TOFLA MEGALINE INC.

Date: March 8, 2024	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)