Form 10-Q
period 2024-04-30
Tofla Megaline Inc.
filed 2024-06-11
CIK 1885849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of June 11, 2024.

TOFLA MEGALINE INC.

FORM 10-Q

Quarterly Period Ended April 30, 2024

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	April 30, 2024	July 31, 2023
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$22,010
Prepaid Expenses	1,600	6,400
Total Current Assets	1,600	28,410

Intangible Assets, Net	31,869	26,575

TOTAL ASSETS	$33,469	$54,985

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$6,000
Related Party Loan	55,690	47,835
Total Current Liabilities	55,690	53,835
Total Liabilities	55,690	53,835

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of April 30, 2024 and July 31, 2023	5,352	5,352
Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(52,282)	(28,911)
Total Stockholders’ Equity (Deficit)	(22,221)	1,150
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$33,469	$54,985

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2024	Three months ended April 30, 2023	Nine months ended April 30, 2024	Nine months ended April 30, 2023
Revenues
Software Sales	$-	$44,400	$21,700	$51,350
Total Revenues	-	44,400	21,700	51,350

Operating Expenses
Amortization Expense	4,902	3,236	14,706	6,818
General and Administrative Expenses	3,250	25,463	15,828	32,375
Server Rental	4,800	1,935	14,400	7,920
Total Operating Expenses	12,952	30,634	44,934	47,113
Net Income (Loss) from Operations	(12,952)	13,766	(23,234)	4,237
Income Tax Expense	-	-	137	-

Net Income (Loss)	$(12,952)	$13,766	$(23,371)	$4,237

Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	5,352,035	5,352,035	5,026,349

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended April 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)
Common shares issued for cash	238,301	238	6,911	-	7,149
Net loss for the period	-	-	-	(3,966)	(3,966)
Balance as of October 31, 2022	4,738,301	4,738	6,911	(33,526)	(21,877)
Common shares issued for cash	613,734	614	17,798	-	18,412
Net loss for the period	-	-	-	(5,563)	(5,563)
Balance as of January 31, 2023	5,352,035	5,352	24,709	(39,089)	(9,028)
Net income for the period	-	-	-	13,766	13,766
Balance as of April 30, 2023	5,352,035	$5,352	$24,709	$(25,323)	$4,738

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150
Net loss for the period	-	-	-	(17,590)	(17,590)
Balance as of October 31, 2023	5,352,035	5,352	24,709	(46,501)	(16,440)
Net income for the period	-	-	-	7,171	7,171
Balance as of January 31, 2024	5,352,035	5,352	24,709	(39,330)	(9,269)
Net loss for the period	-	-	-	(12,952)	(12,952)
Balance as of April 30, 2024	5,352,035	$5,352	$24,709	$(52,282)	$(22,221)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2024	Nine months ended April 30, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(23,371)	$4,237
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	14,706	6,818
Changes in operating assets and liabilities:
Accounts Receivable	-	(27,000)
Prepaid Expense	4,800	2,920
Accounts Payable	(6,000)	20,000
Cash Flows Provided by (Used in) Operating Activities	(9,865)	6,975

INVESTING ACTIVITIES
Purchase of Intangible Assets	(20,000)	(22,500)
Cash Flows Used in Investing Activities	(20,000)	(22,500)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	25,561
Repayments on related party loan	(23,350)	(3,100)
Proceeds from related party loan	31,205	9,991
Cash Flows Provided by Financing Activities	7,855	32,452

Net cash increase (decrease) for period	(22,010)	16,927
Cash at beginning of period	22,010	436
Cash at end of period	$-	$17,363

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tofla Megaline Inc. (“the Company” or “we”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development-stage company operating in the business of developing software for security systems in Mexico.

NOTE 2 - GOING CONCERN

The unaudited condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred net loss of $23,371 for the nine months ended April 30, 2024. The Company has limited revenues and an accumulated deficit of $52,282 as of April 30, 2024 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended April 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2024. These unaudited condensed financial statements should be read in conjunction with the July 31, 2023 audited financial statements and notes thereto.

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

In September 2021 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life. As of April 30, 2024, the accumulated amortization for the software was $5,470.

The Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of April 30, 2024, the accumulated amortization related to the software was $6,250.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. In August 2023 the Company bought features for the software at a cost of $20,000 which will be amortized over three years As of April 30, 2024, the accumulated amortization for the software was $12,319.

In January 2023 the Company purchased a Global Brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of April 30, 2024, the accumulated amortization for the software was $2,917.

The Company had the following intangible assets as of April 30, 2024 and July 31, 2023:

	As of April 30, 2024	As of July 31, 2023
Website Development Costs	$6,325	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Features for Software	20,000	-
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Accumulated Amortization	(26,956)	(12,250)
Intangible Assets, Net	$31,869	$26,575

During the three months ended April 30, 2024 and 2023 the Company recorded amortization expense of $4,902 and $3,236, respectively. During the nine months ended April 30, 2024 and 2023 the Company recorded amortization expense of $14,706 and $6,818, respectively.

The Company expects to recognize amortization expense for the remainder of fiscal year ending July 31, 2024 of $4,902, amortization expense of $17,411 for the fiscal year ending July 31, 2025, and amortization expense of $9,556 for the fiscal year ending July 30, 2026.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the nine months ended April 30, 2024 and 2023, the Company’s revenue was $21,700 and $51,350, respectively. As of April 30, 2024 and July 31, 2023 the Company had no deferred revenue.

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

As of April 30, 2024 and July 31, 2023 the Company had 5,352,035 shares issued and outstanding.

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

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Both loan agreements are non-binding and discretionary, bear no interest, are unsecured, and have no fixed due date, therefore, any amounts outstanding under these agreements are considered due on demand. The Company’s CEO and sole director was due $55,690 as of April 30, 2024 under the loan agreements, where during the nine months ended April 31, 2024 $31,205 was advanced to the Company and the Company made repayments of $23,350.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of April 30, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to April 30, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and nine months ended April 30, 2024 and 2023:

Revenue

During the three months ended April 30, 2024 and 2023 we generated $0 and $44,400 of revenue, respectively.

During the nine months ended April 30, 2024 and 2023 we generated $21,700 and $51,350 of revenue, respectively.

Operating expenses

Total operating expenses for the three months ended April 30, 2024 and 2023 were $12,952 and $30,634, respectively. The operating expenses for the three months ended April 30, 2024 and 2023 included Amortization Expense of $4,902 and $3,236; General and Administrative expenses of $3,250 and $25,463; and Server Rental of $4,800 and $1,935, respectively.

Total operating expenses for the nine months ended April 30, 2024 and 2023 were $44,934 and $47,113, respectively. The operating expenses for the nine months ended April 30, 2024 and 2023 included Amortization Expense of $14,706 and $6,818; General and Administrative expenses of $15,828 and $32,375; and Server Rental of $14,400 and $7,920, respectively.

The decrease in general and administrative expense was due to one-time consulting services received in the prior period to obtain DTC eligibility with no similar cost incurred in the current period. The increase in server rental expenses was due to server price increases at the internet service provider and the increase in amortization expense was due to the acquisition of intangible assets over time.

Income tax expense for the three months ended April 30, 2024 and 2023 was $0.

Income tax expense for the nine months ended April 30, 2024 and 2023 was $137 and $0, respectively.

Net Income (Loss)

Our net income (loss) for the three months ended April 30, 2024 and 2023 was $(12,952) and $13,766, respectively.

Our net income (loss) for the nine months ended April 30, 2024 and 2023 was $(23,371) and $4,237, respectively.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2024, the Company had cash of $0 ($22,010 as of July 31, 2023) and had a negative working capital of $54,090 as of April 30, 2024.

During the nine months ended April 30, 2024, the Company used $9,865 of cash in operating activities due to its net loss of $23,371, decrease in prepaid expenses of $4,800, decrease in accounts payable of $6,000 and offset by amortization expense of $14,706.

During the nine months ended April 30, 2023, the Company used $6,975 of cash in operating activities due to its net income of $4,237, increase in accounts receivable of $27,000, decrease in prepaid expense of $2,920, increase in accounts payable of $20,000, offset by accumulated amortization of $6,818.

During the nine months ended April 30, 2024 and 2023, the Company used $20,000 and $22,500 of cash in investing activities, respectively, to acquire intangible assets.

During the nine months ended April 30, 2024 the Company generated $7,855 of cash in financing activities due to proceeds from related party loans of $31,205, offset by repayments on related party loans of $23,350.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending April 30, 2024, there were no pending or threatened legal actions against us.

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

TOFLA MEGALINE INC.

Date: June 11, 2024	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)