Form 10-K
period 2024-07-31
Tofla Megaline Inc.
filed 2024-10-02
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended July 31, 2024

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year, was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of October 1, 2024.

PART I

Item 1. Description of Business.

DESCRIPTION OF BUSINESS

In General

Tofla Megaline Inc. (“Tofla” or “we” or "the Company") was incorporated in the state of Nevada on August 31, 2018. Tofla has only one officer and director who is Rodolfo Guerrero Angulo. As a development stage company specializing in software for robotic devices, we provide cutting-edge AI solutions that enhance security and efficiency. Our focus is on developing easy-to-use, high-quality, and cost-effective automation solutions for both standalone and integrated applications. Our key feature is developing software for security purposes. We offer a comprehensive suite of software products designed to improve the capabilities of robotic units in surveillance, patrol, and navigation. Our solutions include advanced algorithms for real-time threat detection, intelligent software for precise route planning and management, and predictive maintenance capabilities to minimize downtime and reduce costs. Beyond our software offerings, we also provide comprehensive consulting and technical support services.

Our solutions can be integrated with established control equipment and security systems, or used as independent versions. Our current projects involve software integration with security and video surveillance systems, along with the development of customizable solutions that support long-distance navigation, and task completion.

Our technology integrates a modular system of specialized devices for data collection, advanced AI for real-time threat analysis, and sophisticated software for seamless integration and control. The modular system offers flexibility and scalability, allowing for easy updates, troubleshooting, and customization to meet diverse security requirements. AI processes collected data in real-time, detecting potential threats and initiating appropriate responses. Our software coordinates the various components, ensuring smooth communication and operation between the modular devices, AI algorithms, and other system elements.

By harnessing the power of our modular system, AI capabilities, and innovative software, we are redefining the future of security technology and delivering unparalleled protection to our clients.

Principal Products and Services

Tofla’s primary business includes developing AI-powered software for robotic security systems. We offer a range of software products designed to enhance the capabilities of these robotic units, including:

-	Threat Detection Software: This software utilizes advanced algorithms to analyze video footage in real time, identifying potential security threats such as unauthorized access, suspicious activities, and other violations.
-	Route Optimization Software: Designed to optimize patrol routes for robotic units, ensuring efficient coverage of designated areas and minimizing redundant movements.
-	Predictive Maintenance Software: This software leverages AI to predict potential maintenance issues based on usage patterns and sensor data, allowing for proactive interventions and minimizing downtime.
-	Integration Software: Our solutions can be seamlessly integrated with existing security systems and control equipment, providing a unified and comprehensive security solution.

These software products collectively enable robotic security systems to perform their duties more effectively, efficiently, and proactively, enhancing overall security and reducing the burden on human personnel.

Our Company is at the forefront of robotic security software development, leveraging years of investment in AI, autonomy, and efficiency. We offer a comprehensive suite of solutions designed to enhance the capabilities of robotic units in surveillance, patrol, and threat detection. Our software is tailored to meet the specific needs of both individual users and businesses seeking to improve their security posture. We are committed to providing personalized support and ensuring the highest standards of performance and reliability.

Marketing Plans

To enhance our market presence and drive growth, we will implement a comprehensive marketing strategy encompassing digital marketing, partnerships, and customer relationship management. Our digital marketing efforts will focus on SEO, PPC advertising, and email marketing to increase online visibility and generate leads.  To foster customer loyalty and provide exceptional service, we will implement a robust CRM system and prioritize customer satisfaction. By effectively executing these marketing strategies, we aim to position our Company as a leading player in the security software market and achieve our business goals.

Competition

The software development market is highly competitive, with a large number of companies operating in the space. Entry barriers are relatively low, leading to intense competition. To differentiate ourselves, we will focus on providing tailored solutions that address the specific needs of each client.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We have 1 (one) employee who is Rodolfo Guerrero Angulo, our officer and director. We may hire employees on an as needed basis following the process of implementing our business plan.

Offices

Our business office is located at Blvd Porta Trento 122 CP, Blvd Porta Fontana. C.P., Leon, Guanajuato, Mexico, 37134. This office space is provided by our President for the Company's needs at no cost. There is no formal rent agreement. Our telephone number is +525541607366.

Available Information

We are a public company, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the Securities and Exchange Commission (the “SEC”) is available at www.sec.gov. Our website is https://tofla.top/, and we can be contacted at principal@tofla.top.  The contents of the websites referred to above are not incorporated into this filing.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

There is a limited public market for our common shares. The common shares of the Company are listed on OTC Markets under the ticker symbol of TFLM since December 28, 2023. Prior to that time, there was no public market for our stock.

HOLDERS

As of October 2, 2024, the Company had 5,352,035 shares of our common stock issued and outstanding held by our shareholders.

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

None.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended July 31, 2024 and 2023:

Revenue

During the year ended July 31, 2024 and the year ended July 31, 2023, we generated $63,700 and $61,350 of revenue, respectively, due to the general growth of our business and increased marketing and sales efforts.

Operating expenses

Total operating expenses for the year ended July 31, 2024 and 2023 were $88,240 and $60,701, respectively. The operating expenses for the year ended July 31, 2024 and 2023 included General and Administrative expenses of $48,876 and $39,528; Amortization Expense of $20,164 and $10,053; and Server Rental of $19,200 and $11,120, respectively. The increase in general and administrative expense was due to professional services received in the current period to develop the software for sale with no similar cost incurred in the prior period. The increase in server rental expenses was due to server price increases at the internet service provider and the increase in amortization expense was due to the acquisition of intangible assets over time.

Net Income (Loss)

Our net income (loss) for the years ended July 31, 2024, and 2023 was $(24,540) and $649, respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of July 31, 2024 the Company had cash of $0 ($22,010 as of July 31, 2023) and negative working capital of $85,801 (negative $25,425 as of July 31, 2023).

During the year ended July 31, 2024 the Company had $42,876 of cash provided by its operating activities due to its net loss $24,540, decrease in Accounts Payable $5,700, and an increase in Prepaid Expense of $32,800, offset by Amortization expense of $20,164. During the year ended July 31, 2023 the Company had $13,222 of cash provided by its operating activities due to its net income $649, Amortization expense of $10,053 and increase in Accounts Payable $6,000, offset by an increase in Prepaid Expense of $3,480.

During the year ended July 31, 2024 and 2023, the Company used $56,000 and $22,500 of cash in investing activities, respectively, for the purchase of intangible assets.

During the year ended July 31, 2024 the Company generated $76,866 of cash from financing activities due to proceeds from related party loans of $142,216, offset by repayments on related party loans of $65,350. During the year ended July 31, 2023 the Company generated $30,852 of cash from financing activities, made up of $25,561 received from the sale of common stock and $23,391 of proceeds from related party loans, offset by $18,100 in repayments to related parties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

TOFLA MEGALINE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tofla Megaline Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tofla Megaline Inc. as of July 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Tofla Megaline Inc. as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has reported losses, limited revenues, an accumulated deficit and expects losses in the development of its business, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Midvale, Utah

October 2, 2024

TOFLA MEGALINE INC.

BALANCE SHEETS

	July 31, 2024	July 31, 2023

ASSETS
Current Assets
Cash	$-	$22,010
Prepaid Expenses	39,200	6,400
Total Current Assets	39,200	28,410

Intangible Assets, Net	62,411	26,575

TOTAL ASSETS	$101,611	$54,985

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$300	$6,000
Related Party Loan	124,701	47,835
Total Current Liabilities	125,001	53,835
Total Liabilities	125,001	53,835

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of July 31, 2024 and 2023	5,352	5,352
Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(53,451)	(28,911)
Total Stockholders’ Equity (Deficit)	(23,390)	1,150
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$101,611	$54,985

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENT OF OPERATIONS

	Year ended July 31, 2024	Year ended July 31, 2023
Revenues
Software Sales	$63,700	$48,350
Consulting or Technical Support Services	-	13,000
Total Revenues	63,700	61,350

Operating Expenses
General and Administrative Expenses	48,876	39,528
Amortization Expense	20,164	10,053
Server Rental	19,200	11,120
Total Operating Expenses	88,240	60,701

Net Income (Loss) from Operations	(24,540)	649

Provision for Income Taxes	-	-

Net Income (Loss)	$(24,540)	$649

Income (Loss) per Common Share – Basic & Diluted	$(0.01)	$0.00

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	5,352,035

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended July 31, 2024 and 2023

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 31, 2022	4,500,000	$4,500	$-	$(29,560)	$(25,060)

Common shares issued for cash	852,035	852	24,709	-	25,561
Net income for the period	-	-	-	649	649

Balance as of July 31, 2023	5,352,035	5,352	24,709	(28,911)	1,150

Net loss for the period	-	-	-	(24,540)	(24,540)

Balance as of July 31, 2024	5,352,035	$5,352	$24,709	$(53,451)	$(23,390)

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2024	Year ended July 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(24,540)	$649
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	20,164	10,053
Changes in operating assets and liabilities:
Prepaid Expense	(32,800)	(3,480)
Accounts Payable	(5,700)	6,000
Cash Flows Provided by (Used in) Operating Activities	(42,876)	13,222

INVESTING ACTIVITIES
Purchase of Intangible Assets	(56,000)	(22,500)
Cash Flows Used in Investing Activities	(56,000)	(22,500)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	25,561
Repayments on related party loan	(65,350)	(18,100)
Proceeds from related party loan	142,216	23,391
Cash Flows Provided by Financing Activities	76,866	30,852

Net cash increase (decrease) for period	(22,010)	21,574
Cash at beginning of period	22,010	436
Cash at end of period	$-	$22,010

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TOFLA MEGALINE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tofla Megaline Inc. (“the Company” or “we”) was incorporated under the laws of the State of Nevada, U.S. on August 31, 2018 (Inception). We are a development-stage company operating in the business of developing software for security systems.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company incurred net loss of $24,540 for the year ended July 31, 2024. The Company has limited revenues and an accumulated deficit of $53,451 as of July 31, 2024 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

In September 2021 the Company capitalized website development costs of $6,325, which is being amortized over a three-year life. As of July 31, 2024, the accumulated amortization for the software was $5,997.

In June 2022 the Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of July 31, 2024, the accumulated amortization related to the software was $7,083.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of July 31, 2024, the accumulated amortization related to the software was $8,611.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of July 31, 2024, the accumulated amortization for the software was $3,500.

In August 2023 the Company bought navigation and mapping software at a cost of $20,000 which will be amortized over three years. As of July 31, 2024, the accumulated amortization for the software was $6,667.

In June 2024 the Company bought the threat detection suite software at a cost of $20,000 which will be amortized over three years. As of July 31, 2024, the accumulated amortization for the software was $556.

In July 2024 the Company bought the route management software at a cost of $16,000 which will be amortized over three years. As of July 31, 2024, the accumulated amortization for the software was $0.

The Company had the following intangible assets as of July 31, 2024 and 2023:

	As of July 31, 2024	As of July 31, 2023
Website Development Costs	$6,325	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Navigation and Mapping Software	20,000	-
Threat Detection Suite Software	20,000	-
Route Management Software	16,000	-
Accumulated Amortization	(32,414)	(12,250)
Intangible Assets, Net	$62,411	$26,575

During the years ended July 31, 2024 and 2023 the Company recorded amortization expense of $20,164 and $10,053, respectively.

The Company expects to recognize amortization expense of $29,411 for the fiscal year ending July 31, 2025, amortization expense of $21,556 for the fiscal year ending July 31, 2026, and amortization expense of $11,444 for the fiscal year ending July 31, 2027.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the years ended July 31, 2024 and 2023, the Company’s revenue was $67,300 and $61,350, respectively. As of July 31, 2024 and 2023 the Company had no deferred revenue.

During the year ended July 31, 2024 one customer made up 66% of our total revenues and during the year ended July 31, 2023 we had two customers that made up 60% and 16% of our total revenues.

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

As of July 31, 2024 and 2023, the Company had 5,352,035 shares issued and outstanding.

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

Effective August 31, 2018 the Company’s Chief Executive Officer (“CEO”), Rodolfo Guerrero Angulo, formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Company’s CEO formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Effective June 12, 2024 the Company entered into an amended and restated loan agreement with its CEO that consolidated all earlier loans and increased the loan amount by an additional $50,000. The outstanding loan agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, any amounts outstanding under the agreement is considered due on demand. The Company’s CEO was due $124,701 as of July 31, 2024 under the amended and restated loan agreement, where during the year ended July 31, 2024 $142,216 was advanced to the Company and the Company made repayments of $65,350.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of July 31, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to July 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – INCOME TAXES

The Company has no tax position at July 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2024. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at July 31, 2024 was $11,225. The net change in valuation allowance from July 31, 2023 to July 31, 2024 was $5,153. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024 and 2023. All tax years since inception remain open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $53,541 at July 31, 2024. According to current tax laws, the losses can carryforward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The components of the Company’s deferred tax asset computed at the federal statutory rate of 21% is as follows:

	July 31, 2024	July 31, 2023
Net operating loss carryforward	$(53,451)	$(28,911)
Effective tax rate	21%	21%
Deferred tax asset	11,225	6,071
Less: Valuation allowance	(11,225)	(6,071)
Net deferred asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended May 31, 2024 due to the following:

	Year Ended July 31, 2024		Year Ended July 31, 2023
Book loss	$(5,153)	21%	$136	21%
Valuation allowance	5,153	(21)%	(136)	(21)%
	$-		$-

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In August and September 2024, the Company’s CEO advanced $8,191 to the Company for the Company’s operating expenses.

Effective August 30, 2024, Marquez Hernandez Maria De Lourdes was appointed to serve as Independent Director of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of July 31, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee that does not have sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules, therefore no expertise or reviews are in place to ensure adequate financial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Rodolfo Guerrero Angulo	53	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Rodolfo Guerrero Angulo

Rodolfo Guerrero Angulo has acted as our President, Treasurer, Secretary and sole Director since we incorporated on August 31, 2018. Mr. Angulo owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Angulo was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors. Between 2011 and 2018, Mr. Angulo worked as IT project manager in real estate sector for Afkal Develop (Leon, Mexico). Mr. Angulo’s responsibilities included managing the Company’s projects and he was responsible for programming and extensions for project teams. In 2006, Mr. Angulo decided to change his field of work and started working as a freelance IT manager for a small firm in Leon, Mexico, where he worked until 2011. Between 1996 and 2005, Mr. Angulo worked in the area of car dealership called Leonveh ltd. in Leon, Mexico. Mr. Angulo studied at University of Leon in Leon, Mexico from 1989 to 1995 and he did not graduate. Mr. Angulo prioritized experience in business over education. This enabled him to obtain more experience sooner and start new business with additional knowledge.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years July 31, 2024 and 2023:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Rodolfo Guerrero Angulo has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2024 and 2023:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodolfo Guerrero Angulo, President	2024	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective August 31, 2018 the Company’s CEO and sole director formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Company’s CEO and sole director formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Effective June 12, 2024 the Company entered into an amended and restated loan agreement with its CEO and sole director that consolidated all earlier loans and increased the loan amount by an additional $50,000. The outstanding loan agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, any amounts outstanding under the agreement is considered due on demand. The Company’s CEO and sole director was due $124,701 as of July 31, 2024 under the amended and restated loan agreement, where during the year ended July 31, 2024 $142,216 was advanced to the Company and the Company made repayments of $65,350.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended July 31, 2024 and 2023 for professional services rendered by Mac Accounting Group, LLP, the independent auditor:

Fees	2024	2023
Audit Fees	$14,850	$13,500
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$14,850	$13,500

PART IV

Item 15. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE INC.

Date: October 2, 2024	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)