Form 10-Q
period 2024-10-31
Tofla Megaline Inc.
filed 2024-11-26
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-260430

TOFLA MEGALINE INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1911358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Blvd Porta Trento 122 CP, Blvd Porta Fontana. C.P. Leon, Guanajuato, Mexico, 37134 (Address of principal executive offices, including Zip Code)

+52 -5541607366 principal@tofla.top (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of November 25, 2024.

TOFLA MEGALINE INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	October 31, 2024 (Unaudited)	July 31, 2024

ASSETS
Current Assets
Prepaid Expenses	$14,300	$39,200
Total Current Assets	14,300	39,200

Intangible Assets, Net	80,586	62,411

TOTAL ASSETS	$94,886	$101,611

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$300
Related Party Loan	142,892	124,701
Total Current Liabilities	142,892	125,001
Total Liabilities	142,892	125,001

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of October 31, 2024 and July 31, 2024	5,352	5,352

Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(78,067)	(53,451)
Total Stockholders’ Equity (Deficit)	(48,006)	(23,390)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$94,886	$101,611

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023
Revenues
Software Sales	$23,000	$-
Total Revenues	23,000	-

Operating Expenses
Amortization Expense	9,225	4,902
General and Administrative Expenses	33,591	7,888
Server Rental	4,800	4,800
Total Operating Expenses	47,616	17,590

Net Income (Loss) from Operations	(24,616)	(17,590)

Provision for Income Taxes	-	-

Net Income (Loss)	$(24,616)	$(17,590)

Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	5,352,035

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended October 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150

Net income for the period	-	-	-	(17,590)	(17,590)

Balance as of October 31, 2023	5,352,035	$5,352	$24,709	$(46,501)	$(16,440)

Balance as of July 31, 2024	5,352,035	$5,352	$24,709	$(53,451)	$(23,390)

Net loss for the period	-	-	-	(24,616)	(24,616)

Balance as of October 31, 2024	5,352,035	$5,352	$24,709	$(78,067)	$(48,006)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(24,616)	$(17,590)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	9,225	4,902
Changes in operating assets and liabilities:
Prepaid Expenses	(2,500)	4,800
Accounts Payable	(300)	(6,000)
Cash Flows Provided by (Used in) Operating Activities	(18,191)	(13,888)

INVESTING ACTIVITIES
Purchase of Intangible Assets	-	(20,000)
Cash Flows Used in Investing Activities	-	(20,000)

FINANCING ACTIVITIES
Repayments on related party loan	(23,000)	(1,650)
Proceeds from related party loan	41,191	13,528
Cash Flows Provided by Financing Activities	18,191	11,878

Net cash increase (decrease) for period	-	(22,010)
Cash at beginning of period	-	22,010
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Intangible Assets Reclassified from Prepaid Expenses	$(27,400)	$-

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

The Company incurred net loss of $24,616 for the three months ended October 31, 2024. The Company has limited revenues and an accumulated deficit of $78,067 as of October 31, 2024 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2024, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2025. These unaudited condensed financial statements should be read in conjunction with the July 31, 2024 audited financial statements and notes thereto.

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

In September 2021 the Company capitalized website development costs of $6,325 and during the three months ended October 31, 2024 the Company capitalized $27,400 for additional website development, for a total cost of $33,725. The website development costs are being amortized over a three-year life. As of October 31, 2024, the accumulated amortization for the website development costs was $7,848.

In June 2022 the Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of October 31, 2024, the accumulated amortization related to the software was $7,917.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of October 31, 2024, the accumulated amortization related to the software was $9,903.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of October 31, 2024, the accumulated amortization for the software was $4,083.

In August 2023 the Company bought navigation and mapping software at a cost of $20,000 which will be amortized over three years. As of October 31, 2024, the accumulated amortization for the software was $8,333.

In June 2024 the Company bought the threat detection suite software at a cost of $20,000 which will be amortized over three years. As of October 31, 2024, the accumulated amortization for the software was $2,222.

In July 2024 the Company bought the route management software at a cost of $16,000 which will be amortized over three years. As of October 31, 2024, the accumulated amortization for the software was $1,333.

The Company had the following intangible assets as of October 31, 2024 and July 31, 2024:

	As of October 31, 2024	As of July 31, 2024
Website Development Costs	$33,725	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Navigation and Mapping Software	20,000	20,000
Threat Detection Suite Software	20,000	20,000
Route Management Software	16,000	16,000
Accumulated Amortization	(41,639)	(32,414)
Intangible Assets, Net	$80,586	$62,411

During the three months ended October 31, 2024 and 2023 the Company recorded amortization expense of $9,225 and $4,902, respectively.

The Company expects to recognize amortization expense of $28,558 for the remainder of the fiscal year ending July 31, 2025, amortization expense of $30,689 for the fiscal year ending July 31, 2026, amortization expense of $20,578 for the fiscal year ending July 31, 2027, and amortization expense of $761 for the fiscal year ending July 31, 2028.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the three months ended October 31, 2024 and 2023, the Company’s revenue was $23,000 and $0, respectively. As of October 31, 2024 and July 31, 2024 the Company had no deferred revenue or accounts receivable balances.

During the three months ended October 31, 2024 one customer made up 100% of our total revenues.

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

During the three months ended October 31, 2024 and 2023 the Company issued no shares of common stock.

As of October 31, 2024 and July 31, 2024 the Company had 5,352,035 shares issued and outstanding.

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

Effective August 31, 2018 the Company’s Chief Executive Officer (“CEO”), Rodolfo Guerrero Angulo, formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Company’s CEO formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Effective June 12, 2024 the Company entered into an amended and restated loan agreement with its CEO that consolidated all earlier loans and increased the loan amount by an additional $50,000. The outstanding loan agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, any amounts outstanding under the agreement is considered due on demand. The Company’s CEO was due $142,892 as of October 31, 2024 under the amended and restated loan agreement, where during the three months ended October 31, 2024 $41,191 was advanced to the Company and the Company made repayments of $23,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of October 31, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to October 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees; Identification of Certain Significant Employees.

Rodolfo Guerrero Angulo acts as Chief Executive Officer, President, Treasurer and Secretary of Board of Directors. On August 30, 2024, Marquez Hernandez was appointed as independent director of the Company.

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

Results of Operations for the three months ended October 31, 2024 and 2023:

Revenue

During the three months ended October 31, 2024 and 2023 we generated $23,000 and $0 of revenue, respectively, due to the general growth of our business and increased marketing and sales efforts.

Operating expenses

Total operating expenses for the three months ended October 31, 2024 and 2023 were $47,616 and $17,590, respectively. The operating expenses for the three months ended October 31, 2024 and 2023 included Amortization Expense of $9,225 and $4,902; General and Administrative expenses of $33,591 and $7,888; and Server Rental of $4,800 and $4,800, respectively. The increase in general and administrative expense was due to professional fees for the OTCQB Application Fee with no similar cost incurred in the prior period and website maintenance expenses incurred in the current period with no similar cost incurred in the prior period.

Net Income (Loss)

Our net income (loss) for the three months ended October 31, 2024 and 2023 was $(24,616) and $(17,590), respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2024, the Company had no cash ($0 as of July 31, 2024) and had a negative working capital of $128,592 as of October 31, 2024 (negative $85,801 as of July 31, 2024).

During the three months ended October 31, 2024 the Company used $18,191 of cash in its operating activities due to its net loss $24,616, decrease in Accounts Payable $300, and an increase in Prepaid Expense of $2,500, offset by Amortization expense of $9,225. During the three months ended October 31, 2023 the Company had $13,888 of cash provided by its operating activities due to its net loss $17,590, decrease in Accounts Payable $6,000 and a decrease in Prepaid Expenses of $4,800, offset by Amortization expense of $4,902.

During the three months ended October 31, 2024 and 2023, the Company used $0 and $20,000 of cash in investing activities, respectively.

During the three months ended October 31, 2024 the Company generated $18,191 of cash from financing activities due to proceeds from related party loans of $41,191, offset by repayments on related party loans of $23,000. During the three months ended October 31, 2023 the Company generated $11,878 of cash from financing activities, made up of $13,528 of proceeds from related party loans, offset by $1,650 in repayments to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending October 31, 2024, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE INC.

Date: November 26, 2024	By:	/s/ Rodolfo Guerrero Angulo
Rodolfo Guerrero Angulo Chief Executive Officer President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)