Form 10-Q
period 2025-01-31
Tofla Megaline Inc.
filed 2025-03-17
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-56549

TOFLA MEGALINE INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1911358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Boca Jom LLC – 1236 N Fairfax, West Hollywood, CA 90046 (Address, including Zip Code, of Registrant’s Principal Executive Office)

Registrant’s telephone number, including area code: (323) 822-1750

Blvd Porta Trento 122 CP, Blvd Porta Fontana. C.P. Leon, Guanajuato, Mexico, 37134 (Former Address if Changed, Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,352,035 common shares issued and outstanding as of March 14, 2025.

TOFLA MEGALINE INC.

Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q (this “Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements about the features, benefits and performance of our products or services, our ability to introduce new product and service offerings and increase revenue from existing products, expected expenses including those related to selling and marketing, product development and general and administrative, our beliefs regarding the health and growth of the market for our products, expected revenue levels if any and sources of revenue, expected impact, if any, of legal proceedings, the adequacy of our liquidity and capital resources, the likelihood of us obtaining financing in the immediate future and the expected terms of such financing, and expected growth in business. Forward-looking statements are statements that are not historical facts. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements contained in this Report. Factors that could cause actual results to differ materially include, but are not limited to: our ability to attract and retain customers for our existing and new products; the possible implementation of changes to the existing tariff regime by the Presidential Administration; limited availability of additional capital to fund our operations and business plan; our ability to obtain financing to meet our immediate liquidity needs and the potential costs, dilution and restrictions imposed by any such financing; our ability to protect our intellectual property; market acceptance of our products; our ability to obtain sufficient liquidity from operations and financing activities to continue as a going concern and, our ability to control our expenses; potential competition, including without limitation shifts in technology; volatility in and deterioration of national and international capital markets and economic conditions; global and local business conditions; acts of war (including without limitation the conflicts in Ukraine and Israel) and/or terrorism; the prices being charged by our competitors; our inability to retain key members of our management team; the outcome of any regulatory or legal proceedings; and other risks and uncertainties and other factors discussed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the “Risk Factors” section of our filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2024 (“2024 Form 10-K”). Forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

All references in this Report that refer to the “Company”, “TOFLA”, “we,” “us” or “our” are to TOFLA Megaline Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Tofla Megaline Inc. (the “Company”, ”we”, ”us” or ”our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	January 31, 2025	July 31, 2024
	(Unaudited)

ASSETS
Current Assets
Prepaid Expenses	$10,400	$39,200
Total Current Assets	10,400	39,200

Intangible Assets, Net	70,928	62,411

TOTAL ASSETS	$81,328	$101,611

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$300	$300
Loan Payable	148,272	—
Related Party Loan	—	124,701
Total Current Liabilities	148,572	125,001
Total Liabilities	148,572	125,001
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,352,035 shares issued and outstanding as of January 31, 2025 and July 31, 2024	5,352	5,352
Additional Paid-in Capital	24,709	24,709
Accumulated Deficit	(97,305)	(53,451)
Total Stockholders’ Equity (Deficit)	(67,244)	(23,390)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$81,328	$101,611

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and six months ended January 31, 2025 and 2024

(Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Six months ended January 31, 2025	Six months ended January 31, 2024
Revenues
Software Sales	$—	$21,700	$23,000	$21,700
Total Revenues	—	21,700	23,000	21,700

Operating Expenses
Amortization Expense	9,658	4,902	18,883	9,804
General and Administrative Expenses	7,980	4,827	41,571	12,715
Server Rental	1,600	4,800	6,400	9,600
Total Operating Expenses	19,238	14,529	66,854	32,119

Net Income (Loss) from Operations	(19,238)	7,171	(43,854)	(10,419)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(19,238)	$7,171	$(43,854)	$(10,419)

Income (Loss) per Common Share – Basic & Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,035	5,352,035	5,352,035	5,352,035

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended January 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$(28,911)	$1,150

Net loss for the period	—	—	—	(17,590)	(17,590)

Balance as of October 31, 2023	5,352,035	5,352	24,709	(46,501)	(16,440)

Net income for the period	—	—	—	7,171	7,171

Balance as of January 31, 2024	5,352,035	$5,352	$24,709	$(39,330)	$(9,269)

Balance as of July 31, 2024	5,352,035	$5,352	$24,709	$(53,451)	$(23,390)

Net loss for the period	—	—	—	(24,616)	(24,616)

Balance as of October 31, 2024	5,352,035	5,352	24,709	(78,067)	(48,006)

Net loss for the period	—	—	—	(19,238)	(19,238)

Balance as of January 31, 2025	5,352,035	$5,352	$24,709	$(97,305)	$(67,244)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended January 31, 2025 and 2024

(Unaudited)

	Six months ended January 31, 2025	Six months ended January 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(43,854)	$(10,419)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	18,883	9,804
Changes in operating assets and liabilities:
Prepaid Expenses	1,400	—
Accounts Payable	—	(6,000)
Cash Flows Provided by (Used in) Operating Activities	(23,571)	(6,615)

INVESTING ACTIVITIES
Purchase of Intangible Assets	—	(20,000)
Cash Flows Used in Investing Activities	—	(20,000)

FINANCING ACTIVITIES
Repayments on Related Party Loan	(23,000)	(23,350)
Proceeds from Related Party Loan	46,571	27,955
Cash Flows Provided by Financing Activities	23,571	4,605

Net cash increase (decrease) for period	—	(22,010)
Cash at beginning of period	—	22,010
Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Intangible Assets Reclassified from Prepaid Expenses	$(27,400)	$—
Loan Payable Reclassified from Related Party Loan	148,272	—

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

The Company incurred net loss of $43,854 for the six months ended January 31, 2025. The Company has limited revenues and an accumulated deficit of $97,305 as of January 31, 2025 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended January 31, 2025, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2025. These unaudited condensed financial statements should be read in conjunction with the July 31, 2024 audited financial statements and notes thereto.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates fair value due to their short-term maturity.

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

In September 2021 the Company capitalized website development costs of $6,325 and during the six months ended January 31, 2025 the Company capitalized $27,400 for additional website development, for a total cost of $33,725. The website development costs are being amortized over a three-year life. As of January 31, 2025, the accumulated amortization for the website development costs was $10,131.

In June 2022 the Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of January 31, 2025, the accumulated amortization related to the software was $8,750.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of January 31, 2025, the accumulated amortization related to the software was $11,194.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of January 31, 2025, the accumulated amortization for the software was $4,666.

In August 2023 the Company bought navigation and mapping software at a cost of $20,000 which will be amortized over three years. As of January 31, 2025, the accumulated amortization for the software was $10,000.

In June 2024 the Company bought the threat detection suite software at a cost of $20,000 which will be amortized over three years. As of January 31, 2025, the accumulated amortization for the software was $3,889.

In July 2024 the Company bought the route management software at a cost of $16,000 which will be amortized over three years. As of January 31, 2025, the accumulated amortization for the software was $2,667.

The Company had the following intangible assets as of January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
Website Development Costs	$33,725	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Navigation and Mapping Software	20,000	20,000
Threat Detection Suite Software	20,000	20,000
Route Management Software	16,000	16,000
Accumulated Amortization	(51,297)	(32,414)
Intangible Assets, Net	$70,928	$62,411

During the six months ended January 31, 2025 and 2024 the Company recorded amortization expense of $18,883 and $9,804, respectively.

The Company expects to recognize amortization expense of $18,900 for the remainder of the fiscal year ending July 31, 2025, amortization expense of $30,689 for the fiscal year ending July 31, 2026, amortization expense of $20,578 for the fiscal year ending July 31, 2027, and amortization expense of $761 for the fiscal year ending July 31, 2028.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the six months ended January 31, 2025 and 2024, the Company’s revenue was $23,000 and $21,700, respectively. As of January 31, 2025 and July 31, 2024 the Company had no deferred revenue or accounts receivable balances.

During the six months ended January 31, 2025 one customer made up 100% of our total revenues.

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

During the six months ended January 31, 2025 and 2024 the Company issued no shares of common stock.

As of January 31, 2025 and July 31, 2024 the Company had 5,352,035 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS AND LOAN PAYABLE

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

Prior to January 30, 2025, when a change in management and board composition occurred, the Company relied on advances from its then-Chief Executive Officer, President, Treasurer and Secretary, Rodolfo Guerrero Angulo, (“Former Officer”) to support its operations and cash requirements.

Effective August 31, 2018 the Former Officer formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $50,000 Loan Agreement. Effective April 20, 2022 the Former Officer formally agreed to advance additional funds to the Company to pay for professional fees and operating expenses under a second $50,000 Loan Agreement. Effective June 12, 2024 the Company entered into an amended and restated loan agreement with the Former Officer that consolidated all earlier loans and increased the loan amount by an additional $50,000. The outstanding loan agreement is non-binding and discretionary, bears no interest, is unsecured, and has no fixed due date, therefore, any amounts outstanding under the agreement is considered due on demand. During the six months ended January 31, 2025, the Company’s Former Officer advanced $46,571 to the Company and the Company made repayments of $23,000 under the amended and restated loan agreement.

On December 2, 2024, the Former Officer assigned $60,000 from his non-interest-bearing loan to the One Life Best Life LLC. One Life Best Life LLC shall have the right to convert the assigned loan, or any portion thereof, into fully paid and non-assessable shares of common stock of the Company at a fixed price of $0.01 per share at any time on or before the Maturity Date of September 1, 2025.

On December 20, 2024, the Former Officer assigned $47,500 from his non-interest-bearing loan to the REDWERK IT DEVELOPMENT LTD. REDWERK IT DEVELOPMENT LTD shall have the right to convert the assigned loan, or any portion thereof, into fully paid and non-assessable shares of common stock of the Company at a fixed price of $0.01 per share at any time on or before the Maturity Date of September 19, 2025.

On January 7, 2025, the Former Officer assigned $40,772 from his non-interest-bearing loan to the Prospera LLC. Prospera LLC shall have the right to convert the assigned loan, or any portion thereof, into fully paid and non-assessable shares of common stock of the Company at a fixed price of $0.01 per share at any time on or before the Maturity Date of October 6, 2025.

As of January 30, 2025, the Former Officer resigned from his positions with the Company and is no longer considered a related party. The remaining balance of the loan, as reflected in the assignments, is now held by One Life Best Life LLC, REDWERK IT DEVELOPMENT LTD, and Prospera LLC. These entities are not considered related parties as of January 31, 2025, therefore the Company reclassified all amounts from Related Party Loans to Loan Payable during the six months ended January 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of January 31, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to January 31, 2025 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2025 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

On December 31, 2024, Rodolfo Guerrero Angulo entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which Alice Group USA LLC, as assignee (the “Purchaser”), acquired 4,500,000 shares of common stock (the “Shares”) of the Company, representing approximately 84.1% of the Company’s outstanding shares of common stock. Pursuant to the Agreement, Purchaser agreed to pay Mr. Angulo $590,000. The closing occurred on February 3, 2025. Katerine Calero has control and voting power over the Shares held by Purchaser and was appointed as a member of the Board of Directors and as Chief Executive officer, Chief Financial Officer, and Secretary of the Company after Rodolfo Guerrero Angulo resigned as an executive officer and director of the Company and Marquez Hernandez Maria De Lourdes resigned as a director of the Company.

On March 5, 2025, Dilip R. Petigara was appointed as a member of the Board of Directors of the Company and as Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Further, on March 7, 2025, Anthony Merchant and Alejandro Araujo were appointed as members of the Board of Directors of the Company. Following the appointment of Mr. Petigara, Katerine Calero resigned as an executive officer of the Company. Ms. Calero will continue as a director of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Tofla Megaline Inc. (“Tofla” or “we” or the “Company”) was incorporated in the state of Nevada on August 31, 2018. As a development stage company specializing in software for robotic devices, we provide cutting-edge AI solutions that enhance security and efficiency. Our focus is on developing easy-to-use, high-quality, and cost-effective automation solutions for both standalone and integrated applications. Our key feature is developing software for security purposes. We offer a comprehensive suite of software products designed to improve the capabilities of robotic units in surveillance, patrol, and navigation. Our solutions include advanced algorithms for real-time threat detection, intelligent software for precise route planning and management, and predictive maintenance capabilities to minimize downtime and reduce costs. Beyond our software offerings, we also provide comprehensive consulting and technical support services.

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

By harnessing the power of our modular system, AI capabilities, and innovative software, we are redefining the future of security technology and delivering protection to our clients.

Principal Products and Services

Tofla’s primary business includes developing AI-powered software for robotic security systems. We offer a range of software products designed to enhance the capabilities of these robotic units, including:

●	Threat Detection Software: This software utilizes advanced algorithms to analyze video footage in real time, identifying potential security threats such as unauthorized access, suspicious activities, and other violations.

●	Route Optimization Software: Designed to optimize patrol routes for robotic units, ensuring efficient coverage of designated areas and minimizing redundant movements.

●	Predictive Maintenance Software: This software leverages AI to predict potential maintenance issues based on usage patterns and sensor data, allowing for proactive interventions and minimizing downtime.

●	Integration Software: Our solutions can be seamlessly integrated with existing security systems and control equipment, providing a unified and comprehensive security solution.

These software products collectively enable robotic security systems to perform their duties more effectively, efficiently, and proactively, enhancing overall security and reducing the burden on human personnel.

Our Company has historically operated in the robotic security software development industry leveraging its investment in AI, autonomy, and efficiency. We have offered a comprehensive suite of solutions designed to enhance the capabilities of robotic units in surveillance, patrol, and threat detection. Our software is tailored to meet the specific needs of both individual users and businesses seeking to improve their security posture.

With the appointment of new management and the reconstituted Board, the Company is evaluating opportunities to expand its strategic focus. While, during the quarter ended January 31, 2025, the Company continued to pursue its existing business line of AI-powered software for robotic security systems, the new leadership may elect to pursue additional business lines to diversify revenue streams and enhance long-term growth. The new leadership has made no definitive decisions as of the date of this filing. Any material developments regarding the pursuit of new business lines, including the allocation of resources or changes to the Company’s operational structure, will be disclosed in future filings as required.

The Company continues to assess the impact of these changes on its operations, financial condition, and strategic objectives.

Employees; Identification of Certain Significant Employees.

On January 30, 2025, Katerine Calero was appointed as a member of the Board of Directors of the Company and as Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Following the appointment of Ms. Calero, Rodolfo Guerrero Angulo resigned as an executive officer and a director of the Company and Marquez Hernandez Maria De Lourdes resigned as a director of the Company.

On March 5, 2025, Dilip R. Petigara was appointed as a member of the Board of Directors of the Company and as Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Following the appointment of Mr. Petigara, Ms. Calero resigned as an executive officer of the Company but continued as a director of the Company.

Offices

Our business office is located at c/o Boca Jom LLC – 1236 N Fairfax, West Hollywood, CA 90046. Our telephone number is (323) 822-1750.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Results of Operations for the three months ended January 31, 2025 and 2024:

Revenue

During the three months ended January 31, 2025 and 2024 we generated $0 and $21,700 of revenue, respectively. While the Company has generated revenue in prior periods, this quarter’s performance has not resulted in any revenue opportunities. As a result of the decline in revenue and with the appointment of new management and the reconstituted Board, the Company is evaluating opportunities to expand its strategic focus.

Operating expenses

Total operating expenses for the three months ended January 31, 2025 and 2024 were $19,238 and $14,529, respectively. The operating expenses for the three months ended January 31, 2025 and 2024 included Amortization Expense of $9,658 and $4,902; General and Administrative expenses of $7,980 and $4,827; and Server Rental of $1,600 and $4,800, respectively. The increase in general and administrative expense was due to professional fees for the OTCQB Application Fee with no similar cost incurred in the prior period, the increase in amortization expense was due to the Company acquiring more intangible assets over time, and the decrease in server rental costs was due to the Company changing their server provider to reduce costs in the current period.

Net Income (Loss)

Our net income (loss) for the three months ended January 31, 2025 and 2024 was $(19,238) and $7,171, respectively, due to the reasons explained above.

Results of Operations for the six months ended January 31, 2025 and 2024:

Revenue

During the six months ended January 31, 2025 and 2024 we generated $23,000 and $21,700 of revenue, respectively. There were no significant changes in revenue for the periods compared.

Operating expenses

Total operating expenses for the six months ended January 31, 2025 and 2024 were $66,854 and $32,119, respectively. The operating expenses for the six months ended January 31, 2025 and 2024 included Amortization Expense of $18,883 and $9,804; General and Administrative expenses of $41,571 and $12,715; and Server Rental of $6,400 and $9,600, respectively. The increase in general and administrative expense was due to professional fees for the OTCQB Application Fee with no similar cost incurred in the prior period and website maintenance expenses incurred in the current period with no similar cost incurred in the prior period. The increase in amortization expense was due to the Company acquiring more intangible assets over time and the decrease in server rental costs was due to the Company changing their server provide to reduce costs in the current period.

Net Income (Loss)

Our net income (loss) for the six months ended January 31, 2025 and 2024 was $(43,854) and $(10,419), respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of January 31, 2025, the Company had no cash ($0 as of July 31, 2024) and had a negative working capital of $138,172 as of January 31, 2025 (negative $85,801 as of July 31, 2024).

During the six months ended January 31, 2025 the Company used $23,571 of cash in its operating activities due to its net loss $43,854 and an increase in Prepaid Expense of $1,400, offset by Amortization expense of $18,883. During the six months ended January 31, 2024 the Company had $6,615 of cash provided by its operating activities due to its net loss $10,419 and decrease in Accounts Payable $6,000, offset by Amortization expense of $9,804.

During the six months ended January 31, 2025 and 2024, the Company used $0 and $20,000 of cash in investing activities to acquire intangible assets, respectively.

During the six months ended January 31, 2025 the Company generated $23,571 of cash from financing activities due to proceeds from related party loans of $46,571, offset by repayments on related party loans of $23,000. During the six months ended January 31, 2024 the Company generated $4,605 of cash from financing activities, made up of $27,955 of proceeds from related party loans, offset by $23,350 in repayments to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

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

TOFLA MEGALINE INC.

Date: March 17, 2025	By:	/s/ Dilip R. Petigara
Dilip R. Petigara Chief Executive Officer, Secretary (Principal Executive, Financial and Accounting Officer)