Form 10-Q
period 2025-04-30
Tofla Megaline Inc.
filed 2025-06-23
CIK 1885849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,912,535 common shares issued and outstanding as of June 23, 2025.

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

TOFLA MEGALINE INC.

CONDENSED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$9,944	$—
Related Party Receivables	30,000	—
Prepaid Expenses	6,500	39,200
Total Current Assets	46,444	39,200

Intangible Assets, Net	61,270	62,411

TOTAL ASSETS	$107,714	$101,611

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$36,050	$300
Convertible Notes	100,000	—
Loans Payable	148,272	—
Related Party Loan	4,707	124,701
Total Current Liabilities	289,029	125,001
Total Liabilities	289,029	125,001
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,905,035 and 5,352,035 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	5,905	5,352
Additional Paid-in Capital	1,736,156	24,709
Accumulated Deficit	(1,923,376)	(53,451)
Total Stockholders’ Equity (Deficit)	(181,315)	(23,390)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$107,714	$101,611

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended April 30, 2025 and 2024

(Unaudited)

	Three months ended April 30, 2025	Three months ended April 30, 2024	Nine months ended April 30, 2025	Nine months ended April 30, 2024
Revenues
Software Sales	$—	$—	$23,000	$21,700
Total Revenues	—	—	23,000	21,700

Operating Expenses
Amortization Expense	9,659	4,902	28,542	14,706
General and Administrative Expenses	1,816,436	3,250	1,858,007	15,965
Server Rental	—	4,800	6,400	14,400
Total Operating Expenses	1,826,095	12,952	1,892,949	45,071

Net Income (Loss) from Operations	(1,826,095)	(12,952)	(1,869,949)	(23,371)

Other Income	24	—	24	—

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(1,826,071)	$(12,952)	$(1,869,925)	$(23,371)

Income (Loss) per Common Share – Basic & Diluted	$(0.34)	$(0.00)	$(0.35)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,352,253	5,352,035	5,352,253	5,352,035

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended April 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in-	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance as of July 31, 2023	5,352,035	$5,352	$24,709	$—	$(28,911)	$1,150

Net loss for the period	—	—	—	—	(17,590)	(17,590)

Balance as of October 31, 2023	5,352,035	5,352	24,709	—	(46,501)	(16,440)

Net income for the period	—	—	—	—	7,171	7,171

Balance as of January 31, 2024	5,352,035	5,352	24,709	—	(39,330)	(9,269)

Net loss for the period	—	—	—	—	(12,952)	(12,952)

Balance as of April 30, 2024	5,352,035	$5,352	$24,709	$—	$(52,282)	$(22,221)

Balance as of July 31, 2024	5,352,035	$5,352	$24,709	$—	$(53,451)	$(23,390)

Net loss for the period	—	—	—	—	(24,616)	(24,616)

Balance as of October 31, 2024	5,352,035	5,352	24,709	—	(78,067)	(48,006)

Net loss for the period	—	—	—	—	(19,238)	(19,238)

Balance as of January 31, 2025	5,352,035	5,352	24,709	—	(97,305)	(67,244)

Common shares issued for services	500,000	500	1,499,500	—	—	1,500,000

Common shares issued for cash not collected	53,000	53	211,947	—	—	212,000

Net loss for the period	—	—	—	—	(1,826,071)	(1,826,071)

Balance as of April 30, 2025	5,905,035	$5,905	$1,736,156	$—	$(1,923,376)	$(181,315)

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended April 30, 2025 and 2024

(Unaudited)

	Nine months ended April 30, 2025	Nine months ended April 30, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(1,869,925)	$(23,371)
Adjustments to Reconcile Net Income to net cash provided by operations:
Stock Based Compensation	1,500,000	—
Stock Issued for Cash not Collected	212,000	—
Amortization	28,541	14,706
Changes in operating assets and liabilities:
Related Party Receivable	(30,000)	—
Prepaid Expenses	5,300	4,800
Accounts Payable	35,750	(6,000)
Cash Flows Provided by (Used in) Operating Activities	(118,334)	(9,865)

INVESTING ACTIVITIES
Purchase of Intangible Assets	—	(20,000)
Cash Flows Used in Investing Activities	—	(20,000)

FINANCING ACTIVITIES
Proceeds from Convertible Note	100,000	—
Proceeds from Related Party Advances	4,707	—
Repayments on Related Party Loan	(23,000)	(23,350)
Proceeds from Related Party Loan	46,571	31,205
Cash Flows Provided by Financing Activities	128,278	7,855

Net cash increase (decrease) for period	9,944	(22,010)
Cash at beginning of period	—	22,010
Cash at end of period	$9,944	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Intangible Assets Reclassified from Prepaid Expenses	$27,400	$—
Loan Payable Reclassified from Related Party Loan	$148,272	$—

The accompanying notes are an integral part of these condensed financial statements.

TOFLA MEGALINE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2025

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

The Company incurred net loss of $1,869,925 for the nine months ended April 30, 2025. The Company has limited revenues and an accumulated deficit of $1,923,376 as of April 30, 2025 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended April 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2025. These unaudited condensed financial statements should be read in conjunction with the July 31, 2024 audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of April 30, 2025 and July 31, 2024, the Company had no cash equivalents.

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

The carrying value of the Company’s assets and liabilities approximate fair value due to their short-term maturity.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset.

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

In September 2021 the Company capitalized website development costs of $6,325 and during the nine months ended April 30, 2025 the Company capitalized $27,400 for additional website development, for a total cost of $33,725. The website development costs are being amortized over a three-year life. As of April 30, 2025, the accumulated amortization for the website development costs was $12,414.

In June 2022 the Company also purchased video recording software at a cost of $10,000, which will be amortized over three years. As of April 30, 2025, the accumulated amortization related to the software was $9,583.

In November 2022 the Company purchased software for solutions for designing a perimeter security system at a cost of $15,500 which will be amortized over three years. As of April 30, 2025, the accumulated amortization related to the software was $12,486.

In January 2023 the Company purchased a global brandmauer for remote management via the internet at a cost of $7,000 which will be amortized over three years. As of April 30, 2025, the accumulated amortization for the software was $5,250.

In August 2023 the Company bought navigation and mapping software at a cost of $20,000 which will be amortized over three years. As of April 30, 2025, the accumulated amortization for the software was $11,667.

In June 2024 the Company bought the threat detection suite software at a cost of $20,000 which will be amortized over three years. As of April 30, 2025, the accumulated amortization for the software was $5,556.

In July 2024 the Company bought the route management software at a cost of $16,000 which will be amortized over three years. As of April 30, 2025, the accumulated amortization for the software was $4,000.

The Company had the following intangible assets as of April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
Website Development Costs	$33,725	$6,325
Video Recording Software	10,000	10,000
Software for Solutions for Designing a Perimeter Security System	15,500	15,500
Global Brandmauer for Remote Management via the Internet	7,000	7,000
Navigation and Mapping Software	20,000	20,000
Threat Detection Suite Software	20,000	20,000
Route Management Software	16,000	16,000
Accumulated Amortization	(60,955)	(32,414)
Intangible Assets, Net	$61,270	$62,411

During the nine months ended April 30, 2025 and 2024 the Company recorded amortization expense of $28,542 and $14,706, respectively.

The Company expects to recognize amortization expense of $9,242 for the remainder of the fiscal year ending July 31, 2025, amortization expense of $30,689 for the fiscal year ending July 31, 2026, amortization expense of $20,578 for the fiscal year ending July 31, 2027, and amortization expense of $761 for the fiscal year ending July 31, 2028.

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

The Company generally collects payment from customers prior to transferring ownership of software or at the end of any service period and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of software or before services are performed the Company recognizes deferred revenue until the transfer is made or services are provided. During the nine months ended April 30, 2025 and 2024, the Company’s revenue was $23,000 and $21,700, respectively. As of April 30, 2025 and July 31, 2024 the Company had no deferred revenue or accounts receivable balances.

During the nine months ended April 30, 2025 one customer made up 100% of our total revenues.

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

During the nine months ended April 30, 2025, the Company executed subscription agreements for the issuance of 53,000 common shares in exchange for cash contributions totaling $53,000 but subsequently determined that they would not be collecting the cash, therefore recorded the issuance as an expense, valued at the $4 market value per share on the subscription dates, or $212,000.

During the nine months ended April 30, 2025, the Company issued 500,000 shares of common stock in exchange for legal services valued at $1,500,000 based on the market value of the shares on the grant date.

As of April 30, 2025 and July 31, 2024 the Company had 5,905,035 and 5,352,035 shares issued and outstanding, respectively.

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

As of January 30, 2025, the Former Officer resigned from his positions with the Company and is no longer considered a related party. The remaining balance of the loan, as reflected in the assignments, is now held by One Life Best Life LLC, REDWERK IT DEVELOPMENT LTD, and Prospera LLC. These entities are not considered related parties; therefore, the Company reclassified all amounts from Related Party Loans to Loan Payable during the nine months ended April 30, 2025.

During the nine months ended April 30, 2025, the Company’s Director, Katerine Calero, made payments on behalf of the Company of $2,102 for professional fees and operating expenses. The advances are non-binding and discretionary, bear no interest, are unsecured, and have no fixed due date, therefore, the amounts are considered due on demand. The Company’s director was due $2,102 as of April 30, 2025.

During the nine months ended April 30, 2025, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Dilip Petigara, made payments on behalf of the Company of $2,605 for professional fees and operating expenses. The advances are non-binding and discretionary, bear no interest, are unsecured, and have no fixed due date, therefore, the amounts are considered due on demand. The Company’s CEO and CFO was due $2,605 as of April 30, 2025.

During the nine months ended April 30, 2025, the Company made payments to vendors on behalf of their majority shareholder, Alice Group Limited, of $30,000, therefore as of April 30, 2025 the Company has recorded a related party receivable on their books for $30,000.

NOTE 6 – CONVERTIBLE NOTES

On April 23, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Steven LaForgia and Patricia LaForgia (collectively, the “Buyer”), pursuant to which the Company issued and sold a Convertible Promissory Note (the “Note”) in the principal amount of $100,000 to the Buyer. The transaction closed on April 23, 2025.

The Note has a maturity date of April 23, 2026, and bears interest at a rate of 15% per annum, payable at maturity or upon conversion. Any unpaid principal or interest at maturity will accrue default interest at 22% per annum. Beginning 180 days after the issuance date, the Buyer may convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price equal to 75% of the average trading price of the Common Stock over the 20 trading days prior to the conversion date, subject to a minimum conversion price of $0.50 per share. The conversion is subject to a beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, which cannot be waived.

As of April 30, 2025, the convertible note balance was $100,000 and the Company had not yet recorded any interest expense or accrued interest on the note.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of April 30, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from August 31, 2018 (Inception) to April 30, 2025 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2025 to the date the financial statements were issued and is disclosing the Company executed subscription agreements for the issuance of 7,500 common shares in exchange for cash contributions totaling $7,500 but subsequently determined that they would not be collecting the cash, therefore will be recording the issuance as an expense, valued at the $4 market value per share on the subscription dates, or $30,000.

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

Our solutions can be integrated with established control equipment and security systems or used as independent versions. Our current projects involve software integration with security and video surveillance systems, along with the development of customizable solutions that support long-distance navigation, and task completion.

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

With the appointment of new management and the reconstituted Board, the Company is evaluating opportunities to expand its strategic focus. While, during the quarter ended April 30, 2025, the Company continued to pursue its existing business line of AI-powered software for robotic security systems, the new leadership may elect to pursue additional business lines to diversify revenue streams and enhance long-term growth. The new leadership has made no definitive decisions as of the date of this filing. Any material developments regarding the pursuit of new business lines, including the allocation of resources or changes to the Company’s operational structure, will be disclosed in future filings as required.

The Company continues to assess the impact of these changes on its operations, financial condition, and strategic objectives.

Additionally, the Company continues to actively evaluate strategic opportunities to enhance long-term shareholder value. These initiatives may include potential acquisitions or investments across a range of areas, including technology platforms, real assets, credit-focused businesses, and regulated bank charters. Management believes that targeted expansion in these sectors could complement existing operations and support the Company’s broader growth objectives.

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

Results of Operations for the three months ended April 30, 2025 and 2024:

Revenue

During the three months ended April 30, 2025 and 2024 we did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended April 30, 2025 and 2024 were $1,826,095 and $12,952, respectively. The operating expenses for the three months ended April 30, 2025 and 2024 included Amortization Expense of $9,659 and $4,902; General and Administrative expenses of $1,816,436 and $3,250; and Server Rental of $0 and $4,800, respectively. The increase in general and administrative expense was due to $1,712,000 recognized as the value of shares issued during the quarter, along with professional fees incurred with no similar cost incurred in the prior period, the increase in amortization expense was due to the Company acquiring more intangible assets over time, and the decrease in server rental costs was due to the Company terminating the use of a server in the current period.

Other Income

Our other income for the three months ended April 30, 2025 and 2024 was $24 and $0, respectively. Other income included interest on the cash balance in the Company’s bank account.

Net Income (Loss)

Our net loss for the three months ended April 30, 2025 and 2024 was $1,826,071 and $12,952, respectively, due to the reasons explained above.

Results of Operations for the nine months ended April 30, 2025 and 2024:

Revenue

During the nine months ended April 30, 2025 and 2024 we generated $23,000 and $21,700 of revenue, respectively. There were no significant changes in revenue for the periods compared.

Operating expenses

Total operating expenses for the nine months ended April 30, 2025 and 2024 were $1,892,949 and $45,071, respectively. The operating expenses for the nine months ended April 30, 2025 and 2024 included Amortization Expense of $28,542 and $14,706; General and Administrative expenses of $1,858,007 and $15,965; and Server Rental of $6,400 and $14,400, respectively. The increase in general and administrative expense was due to $1,712,000 recognized as the value of shares issued during the period, along with professional fees incurred with no similar cost incurred in the prior period and website maintenance expenses incurred in the current period with no similar cost incurred in the prior period. The increase in amortization expense was due to the Company acquiring more intangible assets over time and the decrease in server rental costs was due to the Company changing, and eventually eliminating, their server provider in the current period.

Other Income

Our other income for the nine months ended April 30, 2025 and 2024 was $24 and $0, respectively. Other income included interest on the cash balance in the Company’s bank account.

Net Income (Loss)

Our net loss for the nine months ended April 30, 2025 and 2024 was $1,869,925 and $23,371, respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2025, the Company had $9,944 in cash ($0 as of July 31, 2024) and had a negative working capital of $242,585 as of April 30, 2025 (negative $85,801 as of July 31, 2024).

During the nine months ended April 30, 2025 the Company used $118,334 of cash in its operating activities due to its net loss of $1,869,925 and an increase in the related party receivable of $30,000, offset by stock issued for services of $1,500,000, stock issued for cash that wasn’t collected of $212,000, a decrease in prepaid expense of $5,300, an increase in accounts payable of $35,750, and amortization expense of $28,541. During the nine months ended April 30, 2024 the Company had $9,865 of cash used in its operating activities due to its net loss $23,371 and decrease in accounts payable of $6,000, offset by a decrease in prepaid expense of $4,800 and amortization expense of $14,706.

During the nine months ended April 30, 2025 and 2024, the Company used $0 and $20,000 of cash in investing activities to acquire intangible assets, respectively.

During the nine months ended April 30, 2025 the Company generated $128,278 of cash from financing activities due to proceeds from convertible note of $100,000, proceeds from related party advances of $4,707, proceeds from related party loans of $46,571, offset by repayments on related party loans of $23,000. During the nine months ended April 30, 2024 the Company generated $7,855 of cash from financing activities, made up of $31,205 of proceeds from related party loans, offset by $23,350 in repayments to related parties.

To date the Company has had limited revenues and has reported an accumulated deficit of $1,923,376 as of April 30, 2025, as the Company has not yet attained a level of operations which will allow it to meet its current expense obligations and expects to incur further losses in the development of its business. The report of our independent registered public accounting firm on our July 31, 2024 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been funding its operations with related party loans and advances and plans to continue to do that and/or obtain financing through a private placement of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 23, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Steven LaForgia and Patricia LaForgia (collectively, the “Buyer”), pursuant to which the Company issued and sold a Convertible Promissory Note (the “Note”) in the principal amount of $100,000 to the Buyer. The transaction closed on April 23, 2025 (the “Closing Date”).

The Note has a maturity date of April 23, 2026, and bears interest at a rate of 15% per annum, payable at maturity or upon conversion. Any unpaid principal or interest at maturity will accrue default interest at 22% per annum. Beginning 180 days after the issuance date, the Buyer may convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a conversion price equal to 75% of the average trading price of the Common Stock over the 20 trading days prior to the conversion date, subject to a minimum conversion price of $0.50 per share (the “Conversion Price”). The conversion is subject to a beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, which cannot be waived.

The Company is required to reserve five times the number of shares of Common Stock issuable upon full conversion of the Note, based on the Conversion Price in effect from time to time. The Note may be prepaid by the Company during the first 180 days at 100% of the principal plus accrued interest and after 180 days at 105% of the principal plus accrued interest, subject to three trading days’ prior written notice to the Buyer.

The Note contains customary events of default, including failure to pay principal or interest when due, failure to issue shares upon conversion, and breaches of material covenants or representations. Upon an event of default, the Note may become immediately due and payable, and the Company may be required to pay a default amount ranging from 110% to 200% of the outstanding principal, accrued interest, and other amounts, depending on the nature of the default.

The Purchase Agreement includes representations, warranties, and covenants by the Company and the Buyer, including the Company’s obligation to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, and to issue irrevocable instructions to its transfer agent to facilitate conversions. The Buyer is subject to a 12-month lock-up period on the shares issuable upon conversion (the “Conversion Shares”), with limited leak-out provisions allowing sales of up to 15% of the average daily trading volume over the prior 30 trading days.

During the nine months ended April 30, 2025, the Company executed subscription agreements for the issuance of 53,000 common shares in exchange for cash contributions totaling $53,000 but subsequently determined that they would not be collecting the cash, therefore recorded the issuance as an expense, valued at the $4 market value per share on the subscription dates, or $212,000.

During the nine months ended April 30, 2025, the Company issued 500,000 shares of common stock in exchange for legal services valued at $1,500,000 based on the market value of the shares on the grant date.

Between May 1, 2025 and to the date the financial statements were issued, the Company executed subscription agreements for the issuance of 7,500 common shares in exchange for cash contributions totaling $7,500 but subsequently determined that they would not be collecting the cash, therefore will be recording the issuance as an expense, valued at the $4 market value per share on the subscription dates, or $30,000.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
4.1	Convertible Promissory Note dated April 23, 2025

10.1	Securities Purchase Agreement between TOFLA Megaline Inc. and Steven LaForgia and Patricia LaForgia dated April 23, 2025

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOFLA MEGALINE INC.

Date: June 23, 2025	By:	/s/ Dilip R. Petigara
Dilip R. Petigara Chief Executive Officer, Secretary (Principal Executive, Financial and Accounting Officer)